Form 10-Q
period 2000-03-31
NETPLIANCE INC
filed 2000-05-12
CIK 1097297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

             [x] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2000


                                      OR


             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2000
                       Commission File Number 001-15715


                               NETPLIANCE, INC.


                      Organized in the State of Delaware
                       Tax Identification No. 74-2902814

          7600A North Capital of Texas Highway, Austin, Texas  78731
                         Telephone No. (512) 493-8300


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

          The number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000.

          Class                                        Number of Shares
          -----                                        ----------------
          Common Stock, $0.01 par value                60,359,661

                               NETPLIANCE, INC.

                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.     FINANCIAL INFORMATION:

  Item 1.   Financial Statements (unaudited)                                   1

            Condensed Balance Sheets
                as of March 31, 2000 and December 31, 1999                     1

            Condensed Statements of Operations
                for the periods ended March 31, 2000 and 1999                  2

            Condensed Statements of Cash Flows
                for the periods ended March 31, 2000 and 1999                  3

            Notes to Condensed Financial Statements                            4

  Item 2.   Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                        7

  Item 3.   Quantitative and Qualitative Disclosure About Market Risk         21


PART II.    OTHER INFORMATION:

  Item 2.   Changes in Securities and Use of Proceeds                         21

  Item 4.   Submission of Matters to a Vote of Security Holders               22

  Item 6.   Exhibits and Reports on Form 8-K                                  23

  Signatures

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                                NETPLIANCE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                             March 31,       December 31,
                                                               2000              1999
                                                           ------------     -------------
                            Assets
Current assets:
    Cash and cash equivalents and short-term investments   $ 136,483,481    $   9,563,362
    Accounts receivable ................................       1,183,282               --
    Prepaid expenses ...................................      23,599,329        5,984,595
    Other current assets ...............................      20,138,241          514,036
                                                           -------------    -------------

       Total current assets ............................     181,404,333       16,061,993
                                                           -------------    -------------
    Property and equipment, net ........................       3,981,792        3,102,629
    Other noncurrent assets ............................       2,051,157        1,460,561
                                                           -------------    -------------

                                                           $ 187,437,282    $  20,625,183
                                                           =============    =============
             Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable .............................       6,909,481    $   1,909,487
    Accrued liabilities ................................       6,024,438        2,208,087
    Unearned revenue ...................................         626,462               --
Current portion of capital lease obligations ...........         995,178          954,221
                                                           -------------    -------------
       Total current liabilities .......................      14,555,559        5,071,795
Non-current portion of capital lease obligations .......         372,089          636,302
                                                           -------------    -------------
       Total liabilities ...............................      14,927,648        5,708,097
                                                           -------------    -------------
Deposit received on Series D preferred stock ...........              --        2,000,000

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock ........................              --       29,492,885
    Common stock .......................................         603,597          189,071
    Additional paid-in capital .........................     336,334,535       41,749,006
    Deferred stock option compensation .................     (36,472,737)     (14,164,611)
    Stockholder notes receivable .......................        (652,800)        (821,449)
    Accumulated deficit ................................    (127,302,961)     (43,527,816)
                                                           -------------    -------------
       Total stockholders' equity ......................     172,509,634       12,917,086
                                                           -------------    -------------
                                                           $ 187,437,282    $  20,625,183
                                                           =============    =============

See accompanying notes to unaudited condensed financial statements.

                               NETPLIANCE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                             Period from
                                                                                              January 12,
                                                                                                 1999
                                                                       Three months           (Inception)
                                                                          ended                through
                                                                         March 31,             March 31,
                                                                           2000                  1999
                                                                     ----------------      -----------------
Subscription revenue, net....................................          $    632,057          $          --
Peripheral revenue, net......................................               659,414                     --
                                                                       ------------          -------------
                                                                          1,291,471                     --
Operating expenses:
 Cost of services............................................             4,618,559                     --
 Cost of peripherals.........................................               420,086                     --
 Loss on subsidized appliance sales..........................             7,902,510                     --
 Stock-based compensation....................................             6,190,331                     --
 Research and development....................................             2,361,479                227,504
 Sales and marketing.........................................            19,769,451                546,675
 General and administrative..................................             2,327,857                328,156
                                                                       ------------          -------------
 Loss from operations........................................           (42,298,802)            (1,102,335)
Interest income..............................................               677,646                 13,749
Interest expense.............................................               (64,727)                  (508)
                                                                       ------------          -------------
 Net loss....................................................           (41,685,883)            (1,089,094)
 Effect of beneficial conversion feature of
  Series D convertible preferred stock and warrants..........           (28,557,162)                    --
 Effect of beneficial conversion feature of
  Series E convertible preferred stock.......................           (13,532,100)                    --
                                                                       ------------          -------------
 Net loss applicable to common stock.........................          $(83,775,145)         $  (1,089,094)
                                                                       ============          =============
Weighted average shares outstanding..........................            25,319,029              9,657,676
                                                                       ============          =============
Loss per common share--basic and diluted.....................          $      (3.31)         $       (0.11)
                                                                       ============          =============
Weighted average shares outstanding pro forma................            51,499,370             19,215,368
                                                                       ============          =============
Pro forma loss per common share--basic and diluted...........          $      (1.63)         $       (0.06)
                                                                       ============          =============

See accompanying notes to unaudited condensed financial statements.

                               NETPLIANCE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                             Period from
                                                                                              January 12,
                                                                                                 1999
                                                                       Three months           (Inception)
                                                                          ended                through
                                                                         March 31,             March 31,
                                                                           2000                  1999
                                                                     ----------------      -----------------
Cash flows from operating activities:
 Net loss....................................................          $(41,685,883)          $ (1,089,094)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization.............................               741,211                  3,277
   Noncash compensation expense..............................             6,190,331                220,546
   Changes in operating assets and liabilities:
     Prepaid expenses........................................           (17,917,626)                    --
     Other current assets....................................           (20,182,387)                    --
     Other assets............................................               (79,265)               (39,539)
     Accounts payable and accrued liabilities................             8,631,745                208,649
     Unearned revenue........................................               626,462                     --
                                                                       ------------           ------------
Net cash used in operating activities........................           (63,675,412)              (696,161)
                                                                       ------------           ------------
Cash flows used in investing activities:
 Purchases of property and equipment.........................            (1,317,499)              (251,487)
 Purchase of investment securities...........................           (10,000,000)                    --
                                                                       ------------           ------------
Net cash used in investing activities........................           (11,317,499)              (251,487)
                                                                       ------------           ------------
Cash flows from financing activities:
 Increase in restricted cash related to capital leases.......            (1,000,000)                    --
 Principal payments on capital lease obligations.............              (223,256)                    --
 Proceeds from issuance of common stock, net.................           133,389,368                 56,800
 Proceeds from exercise of stock options.....................               704,632                     --
 Proceeds from issuance of preferred stock, net..............            58,873,637              2,000,000
 Proceeds received from shareholder for note.................               168,649                     --
                                                                       ------------           ------------
Net cash provided by financing activities....................           191,913,030              2,056,800
                                                                       ------------           ------------
Increase in cash and cash equivalents........................           116,920,119              1,109,152
Cash and cash equivalents at beginning of period.............             9,563,362                     --
                                                                       ------------           ------------
Cash and cash equivalents at end of period...................          $126,483,481           $  1,109,152
                                                                       ============           ============

See accompanying notes to unaudited condensed financial statements.

                         NOTES TO FINANCIAL STATEMENTS


(1) Basis of Presentation

     Netpliance has experienced operating losses since inception as a result of efforts to build and support its Internet service offering for customers. We expect that we will continue to incur net losses as we continue to expend significant resources on sales and marketing. There can be no assurance that we will achieve or sustain profitability or positive cash flow from our operations.

     To date, we have funded our activities primarily through private equity offerings and our initial public offering on March 17, 2000, which have included sales of our common stock and preferred stock. In the future, we expect to seek additional funding through private or public equity offerings, credit facilities or other financing arrangements until such time as we achieve positive cash flows from operations; however, there can be no assurance that such financing will be available or that positive operating cash flows will be achieved.

     In the opinion of our management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments and accruals, necessary for fair presentation of such information. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. While we believe that the disclosures are adequate to make the information not misleading, we suggest that these financial statements be read in conjunction with the financial statements and accompanying notes included in our Registration Statement on Form S-1 declared effective March 16, 2000. Our results of operations for the interim period ended March 31, 2000 are not necessarily indicative of results to be expected for the full year or any other period.

Cash Equivalents and Short-Term Investments

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of $10 million in commercial paper obligations with an original maturity date of approximately four months. We classify this investment as available-for-sale, and its fair value approximates cost at March 31, 2000.

(2) Subsidized Appliance Sales

     We subcontract the manufacturing and assembly of our i-opener Internet appliance, which is shipped directly to the customer or a retailer. We offer our i-opener Internet appliance at a price below cost, as an incentive for new customers to subscribe to our i-opener Internet service. We present the loss generated from our sale of the units as an operating expense since sales of these devices are not our principal business activity and the loss primarily represents customer acquisition costs. We record a provision for estimated warranty costs and sales returns at the time of shipment. To date, our warranty costs have not been significant. The sales return allowance was approximately $278,000 at March 31, 2000. Our loss on the sale of i-opener Internet appliances for the period ended March 31, 2000 is as follows:

     Appliance sales, net of return provision.......      $ 3,090,820
     Cost of appliance sales........................       10,993,330
                                                          -----------
                                                          $ 7,902,510
                                                          ===========

(3) Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128 and SEC Staff Accounting Bulletin No. 98, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options, warrants and convertible preferred stock are anti-dilutive. The calculation of net loss per share excludes potential common shares if their effect is anti-dilutive. Potential common shares consist of common shares issuable upon the exercise of stock options and stock warrants.

     The following table sets forth the computation of basic and diluted loss per share. Pro forma loss per share assumes the conversion of all preferred stock into common stock and the recognition of the related effects of the beneficial conversion feature on the later of January 1, 2000 or the date of issuance of the preferred stock.

                                                                                             From
                                                                   Three months        January 12, 1999
                                                                      ended                   to
                                                                  March 31, 2000        March 31, 1999
                                                               -------------------   -------------------
Numerator:
 Net loss....................................................      $   (41,685,883)      $    (1,089,094)
 Effect of beneficial conversion feature of Series D
  convertible preferred stock and warrants...................          (28,557,162)                   --
 Effect of beneficial conversion feature of Series E
  convertible preferred stock................................          (13,532,100)                   --
                                                                   ---------------       ---------------
 Net loss applicable to common stock.........................      $   (83,775,145)      $    (1,089,094)
                                                                   ===============       ===============
Denominator:
 Weighted average common shares outstanding..................           25,319,029             9,657,676
 Conversion of Series A preferred stock......................           16,719,501             9,557,692
 Conversion of Series B preferred stock......................            2,961,522                    --
 Conversion of Series C preferred stock......................            1,692,342                    --
 Conversion of Series D preferred stock......................            3,394,286                    --
 Conversion of Series E preferred stock......................            1,412,692                    --
                                                                   ---------------       ---------------
 Shares used in pro forma calculation........................           51,499,370            19,215,368

Net loss per share:
 Basic and diluted loss per share............................      $         (3.31)      $         (0.11)
 Pro forma...................................................      $         (1.63)      $         (0.06)

(4) Initial Public Offering

     On March 17, 2000, we completed our initial public offering of 8,000,000 shares of common stock and realized net proceeds of approximately $133 million. As of the closing date of the offering, all of our convertible preferred stock outstanding was converted into common stock.

(5) Stock options

     In the first quarter of 2000, we granted, to employees and officers, options to purchase 3,654,915 shares of common stock at exercise prices ranging from $1.70 to $18.125 per share that will vest over four years and options to non-employee directors to purchase 630,000 shares of common stock at exercise prices ranging from $6.67 to $10.00 per share that vested immediately. We have recorded approximately $6.2 million of compensation expense in the first quarter of 2000 as a result of granting stock options with exercise prices below the estimated fair value at the date of grant. Remaining deferred compensation of $36.5 million will be amortized over the applicable vesting period.

(6) Capital Stock

Common Stock

     On February 6, 2000, our Board of Directors approved a three-for-one stock split of common stock and reincorporation of Netpliance, Inc. in the State of Delaware to be effective immediately prior to the effective date of our initial public offering. Our reincorporation was completed on March 15, 2000. All common stock information has been adjusted to reflect the stock split as if such split had taken place at our inception. On the same date, our Board of Directors authorized an increase in the number of shares reserved for issuance under the stock option plan to 10,500,000.

Convertible Preferred Stock

     On December 22, 1999, we entered into an irrevocable agreement to sell 1,430,000 shares of Series D Convertible Preferred Stock ("Series D") for $20 per share in a private placement. On January 5, 2000, we consummated the Series D offering and issued the Series D. Net proceeds to Netpliance approximated $27.0 million.

     On February 4, 2000, we entered into an irrevocable agreement to sell 1,127,675 shares of Series E Convertible Preferred Stock ("Series E") for $30 per share in a private placement. The closing for the sale of these shares was on February 7, 2000.

     The 1,430,000 shares of Series D Convertible Preferred Stock, warrants to purchase 221,400 shares of common stock issued in conjunction with Series D and 1,127,675 shares of Series E Convertible Preferred Stock were issued with beneficial conversion features approximating $27.2 million, $1.4 million and $13.5 million, respectively. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible. These amounts have been accounted for as an increase in additional paid-in capital and in-substance dividends to our preferred stockholders in the first quarter of 2000 and accordingly have resulted in an increase in the loss applicable to common stockholders of approximately $42.1 million or $0.82 per pro forma common share.

(7) Commitments and Contingencies

     Prior to the effectiveness of our registration statement covering the sale of our common stock in our initial public offering, Donaldson, Lufkin & Jenrette Securities Corporation, an underwriter of the offering, provided written materials to approximately 200 individuals that we had designated as potential purchasers of up to 400,000 shares of common stock in our offering through a directed share program. These materials may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. If the distribution of these materials by Donaldson, Lufkin & Jenrette Securities Corporation did constitute a violation of the Securities Act of 1933, the recipients of the materials who purchased common stock in the offering would have the right, for a period of one year from the date of their purchase of common stock, to recover from us the consideration paid in connection with their purchase of common stock or, if they have already sold the stock, to seek damages resulting from their purchase of common stock. These damages could total up to approximately $7.2 million plus interest, based on the initial public offering price of $18.00 per share, if these investors seek recovery or damages after an entire loss of their investment. To the extent that any of the recipients of the materials also purchased shares in the offering outside the program from the underwriters, the potential damages would increase by the purchase price of those shares. We do not believe that the distribution in question is a violation of the Securities Act and, therefore, we believe that we would prevail in any litigation if any such claims are made. While the ultimate outcome of these matters cannot be determined, we do not expect that they will have a material adverse effect on our financial position, results of operations or cash flows.

     On March 1, 2000, we engaged a third party to provide advertising and fully integrated marketing services through December 2001. Under the agreement, we are obligated to pay commissions based on the spending level for services received. In addition, we are obligated to remit a monthly retainer fee of $750,000 and $625,000 for calendar year 2000 and 2001, respectively, which represents the minimum obligation payable under the contract. This agreement is terminable upon 90 days written notice from either party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in our reports filed with the Securities and Exchange Commission.

     OVERVIEW

     The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2000 and the period from January 12, 1999 (inception) through March 31, 1999 (collectively referred to herein as "the periods ended March 31, 2000 and 1999"), including significant factors that could affect our prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1999 contained in our Registration Statement on Form S-1, as amended (SEC File No. 333-93545) filed with the Securities and Exchange Commission.

     We offer Internet-based content, applications and services, through devices specifically designed for Internet access, commonly known as Internet appliances. We were formed in January 1999, and we introduced our current i-opener service in November 1999. Our i-opener service combines our i-opener Internet appliance, Internet access and our own consumer portal and includes all of the elements required for a user to access the Internet. We believe that our i-opener offering simplifies Internet access for the consumer. As of March 31, 2000 we provided our i-opener service to approximately 20,100 subscribers.

     We currently generate revenues from monthly user fees for our i-opener service and from the sale of printers and other accessories for use with our i-opener Internet appliances. We expect a majority of our future revenues to come from monthly user fees. We charge our users $21.95 per month for our service. We offer the i-opener Internet appliance at a price below our cost, as an incentive for new customers to subscribe to the i-opener service. The cost of the i-opener Internet appliance, net of sales proceeds, is classified in our statement of operations as loss on subsidized appliances at the time of shipment.

     In the future we may generate revenue from sources in addition to user fees, such as:

     .    application services;

     .    e-commerce;

     .    sponsorships and advertising; and

     .    software and other licensing arrangements.

     To date, we have funded our activities primarily through private equity offerings of our common stock and preferred stock, and through the sale of our common stock in our initial public offering on March 17, 2000.

     RESULTS OF OPERATIONS

     The following discussion compares our financial condition and results of operations for the periods ended March 31, 2000 and 1999, and significant factors that could affect our prospective financial condition and results of operations.

     Revenues. Revenues consist of subscription revenues and peripheral sales revenues.

     Subscription revenues consist primarily of monthly subscription fees paid by consumers for our i-opener service. Subscription revenues increased to $632,057 from $0 for the periods ended March 31, 2000 and 1999, respectively. The increase in subscription revenues is attributable to the increase in the number of customers who used our i-opener service to approximately 20,100 from zero as of March 31, 2000 and 1999, respectively.

     Peripheral revenues consists primarily of revenue earned from the sale to our i-opener subscribers of printers and other accessories for use with our i-opener Internet appliances. These revenues increased to $659,414 from $0 for the periods ended March 31, 2000 and 1999, respectively.

     Cost of Revenues. Cost of revenues consists of the costs of providing the i-opener service and costs of peripherals.

     Cost of providing the i-opener service consists primarily of employee salaries and expenses related to providing the i-opener service to subscribers, content, consulting and telecommunications network charges paid to third parties and depreciation on equipment used to provide the i-opener service. Total cost of services increased to approximately $4.6 million from $0 for the periods ended March 31, 2000 and 1999, respectively. The increase in cost of services is attributable to the initiation of our i-opener service in November 1999 and the related cost of operations to provide the i-opener service to our subscribers.

     Cost of peripherals consists primarily of the costs of printers and other accessories sold to our i-opener subscribers during the period. Cost of peripherals increased to $420,086 from $0 for the periods ended March 31, 2000 and 1999, respectively. This increase in cost is attributable to the purchases of printers and other accessories that began when we initiated our i-opener service and the sale of our i-opener Internet appliances in November 1999.

     Loss on Subsidized Appliances. We offer our i-opener Internet appliance at a price below our cost, as an incentive for new customers to subscribe to our i-opener service. We present the loss generated from the sale of these units as an operating expense since sales of these devices are not our principal business activity and the loss primarily represents customer acquisition costs. A loss is recognized in the period in which we ship an appliance to a customer or a retailer. Loss on subsidized appliances increased to approximately $7.9 from $0 million for the periods ended March 31, 2000 and 1999, respectively, due to the initiation of appliance shipments in November 1999.

     Stock-based Compensation. Stock-based compensation of approximately $6.2 million is attributable to stock options granted during 2000 and 1999 with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. Additional deferred stock compensation totaled approximately $36.5 million as of March 31, 2000. This amount is amortized over the remaining vesting period of the applicable options.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries for marketing, business development and sales personnel, and costs of our marketing efforts to generate demand for and consumer awareness of our i-opener service. These costs include development of media advertising, public relations events, promotions and trade shows. Sales and marketing expenses increased to approximately $19.8 million from $546,675 for the periods ended March 31, 2000 and 1999, respectively. The increase in sales and marketing expenses is primarily attributable to the increase in media advertising costs, totaling approximately $15.0 million, and the increase in our employment costs associated with the staffing of our i-opener sales and customer care departments.

     General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for the executive, administrative, finance and information systems departments, and facility costs, professional fees and recruiting. General and administrative expenses increased to approximately $2.3 million from $328,156 for the three-month periods ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses is primarily attributable to the general increase in the number of employees comprising the executive, administrative, finance and information systems departments.

     Research and Development. Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the i-opener service, as well as the development of our technology to manage and deliver content and applications to various Internet appliances. Research and development expenses increased to approximately $2.4 million from $227,504 for the periods ended March 31, 2000 and 1999, respectively.

     Interest Income and Interest Expense. Interest income increased to $677,646 from $13,749 for the periods ended March 31, 2000 and 1999, respectively, as a result of an increase in the average cash balances held at banking and financial institutions. Interest expense increased to $64,727 for the period ended March 31, 2000 as a result of payments made on existing equipment financing arrangements.

     LIQUIDITY AND CAPITAL RESOURCES

     From inception in January 1999 through March 31, 2000, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230 million. At March 31, 2000 we had $136.5 million in cash and cash equivalents and short-term investment securities. The expansion of our business will require additional capital to fund operating losses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations; however, there can be no assurance that such financing will be available or that positive operating cash flows will be achieved.

     During the three-month period ended March 31, 2000 we made significant prepayments to our advertising agency in order to secure placement in certain media channels throughout the remainder of the fiscal year. Also during the period, we placed significant deposits with our suppliers to secure selected components used in the manufacture of the i-opener Internet appliance based on forecasted demand for such products. The sum of these prepayments was approximately $41.3 million.

     Working capital increased by $166.2 million to $166.8 million as of March 31, 2000 from $682,253 as of March 31, 1999. During the three-month period ended March 31, 2000, we received $193.0 million from the private and public sale of our common and preferred stock, including approximately $133 million of net proceeds from the sale of 8,000,000 shares of common stock in our initial public offering on March 17, 2000.

     Net cash used in operating activities was approximately $63.7 million and $696,161 for the periods ended March 31, 2000 and 1999, respectively. Cash used in operating activities consisted primarily of net operating losses during each of the periods, prepayments of advertising media and deposits placed with to our suppliers to secure selected components used in the manufacture of the i-opener Internet appliance during the three-month period ended March 31, 2000.

     Net cash used in investing activities was approximately $11.3 million and $251,487 for the periods ended March 31, 2000 and 1999, respectively. Cash used in investing activities consists of the purchase of property and equipment and the purchase of certain investment securities.

     Net cash provided by financing activities was approximately $191.9 million and $2.1 million for the periods ended March 31, 2000 and 1999. The $191.9 million provided during the three-month period ended March 31, 2000 includes approximately $133 million of net proceeds from the sale of 8,000,000 shares of our common stock in our initial public offering and $58.9 million of net proceeds from the private sale of shares of preferred stock.

     We have commitments under facility and other operating leases of approximately $7.0 million, including a $6.0 million commitment under a second facility lease agreement expiring in 2005, and obligations under capital leases of $1.4 million as of March 31, 2000. The obligations under capital leases relate to equipment leased under leases with three different vendors, each of which expires in the year 2001.

     Our future capital requirements will depend on a variety of factors, including market acceptance of Internet appliances and our i-opener service, the resources we devote to develop, market, sell and support our current and future product offerings, and other factors. We expect to devote substantial capital resources:

     .    for our sales and marketing efforts;

     .    to subsidize the purchase price of our i-opener Internet appliance;

     . to hire and expand our engineering, sales and marketing and customer support organizations;

     .    to further develop our service offerings; and

     .    for general corporate purposes.

     Although we have no specific plans regarding future expenditures, we believe that our cash and cash equivalents and other short term investment securities as of March 31, 2000 will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before that time. We may need to raise additional funds in order:

     . to fund anticipated growth, including significant increases in personnel, facilities and computer systems;

     . to develop new or enhance existing services and products, including our network infrastructure;

     .    to subsidize the purchase price of our i-opener Internet appliance; or

     . acquire or invest in complementary businesses, technologies, services or products.

     In addition, in order to meet long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms, or at all.

     Finally, shares of common stock that were sold in our initial public offering through our directed share program in connection with our initial public offering may have been offered or sold in violation of the federal securities laws. If these offers or sales were in violation of those laws, the purchasers could, for a period of one year after the date of their purchase of common stock, recover the purchase price paid for their common stock, or, if they sell the stock, seek damages resulting from their purchase of the common stock. If any of these investors successfully seek recovery or damages, we may need to raise additional funds in order to pay any recovery or damages awarded to these investors.

     YEAR 2000

     We have designed our network and our service for use in the year 2000 and beyond and believe our network and service are year 2000 ready. To date, we have not experienced any material year 2000 problem relating to any of our internal systems or services. Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, customers and other service providers. We believe that, absent a systemic failure outside our control, such as a prolonged loss of electrical or telecommunications service, year 2000 problems at third parties will not have a material impact on our operations. The failure of our internal systems or the systems of third parties to be year 2000 ready could temporarily prevent us from providing service to our customers, issuing invoices and developing products and services and could require us to devote significant resources to correct such problems. The costs associated with remediating any year 2000 problems have not been material to date. Although we do not anticipate that these cost will be material in the future, we cannot assure you that these costs will not be material.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. We do not expect the adoption of SFAS No. 133 to have a significant impact on our financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and in march 2000, the SEC issued Staff Accounting Bulletin No. 101a, "implementation issues related to SAB 101". These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. Our management is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the sec. We will adopt SAB 101 in the second quarter of fiscal 2000 and are presently analyzing what impact, if any, SAB 101 will have on our financial position or results of operations.

     FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.

     We cannot predict our future results because we have a limited operating history.

     We were incorporated in January 1999, and we began offering our i-opener service in November 1999. Given our limited operating history, it will be difficult for you to evaluate our performance. You should consider the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

     .    market acceptance of Internet appliances and related services;

     .    consumer demand for, and acceptance of, our i-opener service;

     . our ability to create user-friendly applications and a portal that appeals to consumers;

     . our ability to contract with content providers who will furnish useful and entertaining information to our users;

     .    our ability to support a large number of users;

     . our ability to anticipate and adapt to a developing market and to rapidly changing technologies;

     .    our unproven and evolving business model; and

     . our need to expand significantly our internal resources to support growth of our product and service offerings.

     If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

     Our ability to generate revenues is unproven and we may never achieve profitability.

     We expect to generate revenues from user fees for our i-opener service and from other sources such as application services, e-commerce, sponsorships and advertising. Many of our potential customers have never purchased Internet service for personal use, used the Internet and e-mail or engaged in e-commerce transactions. We must convince these potential users to sign up for our service and continue to pay a user fee for our i-opener service. Other potential users already pay a monthly fee for Internet access and/or e-mail service, and we must convince these consumers to pay our user fee in addition to their existing fee or to switch from their existing service to our service. In addition, certain online service providers in the Internet industry offer Internet access at little or no cost to the user, which may cause us to lose existing and potential users. Our inability to convince potential users to pay fees for a significant period of time would prevent us from achieving profitability.

     We currently price our i-opener Internet appliance below our cost and expect to continue to subsidize the purchase price of our appliance for the foreseeable future. At current pricing levels, a new customer must pay monthly fees for our service for a significant period of time before we recover the purchase price subsidy on that customer's appliance. Any reduction in user fee levels due to competitive or other factors could increase significantly the period of time necessary to recoup our purchase price subsidy. In the past, following the sale of some of our i-opener Internet appliances, we received minimal or no user fees related to these appliances because they had been purchased by persons who reconfigured them for use as a personal computer. We have changed our hardware to help prevent such reconfigurations in the future. However, similar tampering with appliances and the related loss of expected user fees could occur again. Due to our pricing structure and the short period of time we have been offering our i-opener service, we have experienced significant operating losses to date. If we are unable to achieve sufficient revenues from user fees and other sources to cover the subsidies of appliance purchases, we may never become profitable and our business model could fail.

     We are not profitable and expect to incur future losses and negative cash flow that could cause our stock price to fall.

     As of March 31, 2000 we had an accumulated deficit of $127.3 million. We expect to continue to spend significant amounts to subsidize the purchase price of our i-opener Internet appliance. We also expect that sales and marketing, research and development, and general and administrative expenses will increase significantly. From December 31, 1999 through March 31, 2000, we generated only $1.3 million in revenues. We will need to generate and sustain dramatically greater revenues from sales of our services if we are to achieve profitability. If we are unable to achieve dramatically greater revenues, our losses will likely continue indefinitely and we may never generate profits. If this occurs, the market price of our common stock could suffer.

     Our market share and revenues will suffer if we are not able to compete successfully for users.

     The markets for Internet appliances, consumer portals and Internet access service are intensely competitive, evolving and subject to rapid technological change. These markets are characterized by an increasing number of entrants. We compete for users, and consequently for potential e-commerce and advertising revenue, directly or indirectly, with the following categories of companies:

     .    online service providers, such as AOL, EarthLink and Microsoft;

     . software platform providers such as Aether Systems and Liberate Technologies;

     .    Internet portals, such as Excite@Home, Lycos and Yahoo!;

     . manufacturers of other stand alone Internet appliances, such as InfoGear, WebTV and, recently, Oracle;

     . manufacturers of portable Internet appliances, such as Hewlett Packard and Palm, and cellular telephone and pager manufacturers; and

     . manufacturers of personal computers, such as Apple, Compaq, Dell, Gateway, Hewlett Packard and IBM.

     Virtually all of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger installed base of customers than we do. In addition, many of our competitors have nationally known brands and have extensive knowledge of our industry. Moreover, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address consumer needs or to combine hardware product and service offerings. We expect the intensity of competition in this market to increase in the future. Increased competition is likely to result in price reductions, reduced or negative margins and difficulty in gaining market share. Any of these effects could seriously harm our business.

     We rely on a single third-party to manufacture our Internet appliance. If the manufacturer fails to deliver our products in a reliable, timely and cost-efficient manner, our business will suffer.

     We depend on our relationship with Quanta Computer, Incorporated, a manufacturer based in Taiwan, for the production and delivery of our i-opener Internet appliance. Since we do not have direct control over Quanta's workmanship and the quality of its service, we cannot assure you that we will be able to provide consistently reliable products for our users. If Quanta does not produce our products on a timely basis or delivers products of unacceptable quality, that do not meet specifications or are otherwise flawed, we may have to delay product delivery, recall or replace unacceptable products. As a result, we could lose existing and potential users.

     If Quanta is unable to manufacture our i-opener Internet appliance due to natural disasters, limited availability of components, political turmoil or other reasons, or if Quanta refuses to provide its manufacturing services on a timely basis and on commercially acceptable price terms and alternative providers of these services are not available on acceptable terms, our operating expenses could increase significantly, reducing the likelihood of our becoming profitable.

     If our brand does not achieve the broad recognition necessary to expand and maintain our user base, our revenues may not grow and our financial performance may suffer.

     We believe that broad recognition and a favorable consumer perception of our products and services is essential to our future success. Our success in promoting and maintaining our brand, or any other brand that we may use in the future, will depend largely on:

     . the success of our brand-enhancement strategy, including mass marketing and multi-media advertising, promotional programs and public relations activities;

     .    the quality and ease-of-use of our services and applications; and

     . our success in providing high-quality content accessible from our Internet portal.

     If we are unsuccessful in establishing or maintaining a favorable image of our products and services, we may not be able to expand our user base. In addition, in order to attract and retain users and to promote and maintain our brand or future brands, we expect to increase substantially our marketing expenditures. If we incur expenses in promoting and maintaining our brands without a corresponding increase in revenue and income, our financial results could be seriously harmed.

     If we are unsuccessful in obtaining compelling content, or in developing or maintaining relationships with content providers, we may be unable to attract and retain users.

     We rely on third parties to provide our cached content, including news, weather and relevant local information, on our i-opener portal. In addition, some content provided via links to third-party sites is provided without the contractual agreement of the third party. Our inability to establish or maintain any or all of the relationships with our content providers could put our delivery of quality services in jeopardy. The inability to obtain any of this content could result in delays in the development or delivery of our services and the loss of existing or potential users. Alternatively, contracts or exclusive arrangements with content providers could result in diminished demand for our service, if the content is not appealing to users, inferior in quality or less desirable than content available from other portals or content providers.

     We will not be able to support increased numbers of users if our network infrastructure is unable to expand to accommodate increased usage.

     If our network systems cannot be expanded to manage increased demand, or if our systems fail to perform, we could experience:

     .    unanticipated disruptions and reduced quality of service;

     .    decreased user service and satisfaction; or

     .    delays in the introduction of new applications and services.

Any of these results could impair our reputation, damage our brand and result in decreased revenues.

     If the number of users of our service increases substantially, we will need to expand significantly and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to project accurately the rate or timing of any such increases in usage, or expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. In the event we do not have the required systems and infrastructure to accommodate increased usage of our services, we will have to contract for additional capacity. We cannot assure you that we will be able to contract for additional capacity on terms acceptable to us, if at all.

     Our systems may fail and consequently our business may suffer.

     Our ability to facilitate transactions successfully and provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. While we currently maintain redundant servers to provide limited service during system disruptions, we do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services. In addition, we do not carry any business interruption insurance to compensate us for any losses that may occur. Any system failure that causes an interruption in service or decreases the responsiveness of our services could impair our reputation, damage our brand name and consequently reduce our revenues.

     We are dependent upon our telecommunications carriers to provide Internet access to our users; if they fail to provide quality service, we may be unable to retain users.

     Since we do not have direct control over the reliability of our carriers' networks or the quality of their service, we cannot assure you that we will be able to provide consistently reliable Internet access for our users. If the quality of service provided by our telecommunications carriers does not meet our clients' expectations, we may lose users because of dissatisfaction with our service.

     We will not be able to expand our business if we fail to attract and retain key personnel.

     Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled personnel and on the continued service and performance of our senior management and other key personnel, especially our Chief Executive Officer and Chairman of the Board.
The loss of the services of our executive officers or other key employees could adversely affect our business. In addition, we will need to add a significant number of new technical support and operations personnel to develop and maintain the operations of our services. Our facilities are located in Austin, Texas, which has a high demand for technical and other personnel and a relatively low unemployment rate. Competition for qualified personnel in this area is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully.

     Rapid technological change could render our products and services obsolete.

     The Internet and the e-commerce industries are characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market will require that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

     . to develop or license new products, services and technology that address the varied needs of our customers and prospective customers; and

     . to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     If we are unable, for technical, financial, legal or other reasons, to adapt in a timely manner to changing market conditions or user preferences, we could lose users, which would cause a decrease in our revenue.

     We may be unable to obtain the additional capital required to grow our business, which could seriously harm our business. If we raise additional funds, our current stockholders may suffer substantial dilution.

     As of March 31, 2000, we had $136.5 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to the capital markets when we need to raise additional funds. Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our user base, our level of expenditures for sales and marketing and the cost of product and service upgrades. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, our existing stockholders will experience dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

     We may not be able to compete effectively if we are not able to protect our intellectual property.

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. We have applied to register several trademarks, including Netpliance and i-opener, in the United States. We have not yet attempted to register other marks that may become important to us in the future, and none of our marks has been registered in any other country. We have several United States patent applications currently pending. If we are not successful in obtaining the patent protection we seek, our competitors may be able to replicate our technology and compete more effectively against us. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products, services, or otherwise attempt to obtain and use our intellectual property. Enforcement of trademark rights against unauthorized use, particularly over the Internet and in other countries, may be impractical or impossible and could generate confusion and diminish the value of those rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. In addition, our inability to protect our intellectual property may harm our business and financial prospects. Also, if we cannot protect our domain names and prevent others from using similar domain names or trademarks, we may not be able to establish a strong brand and our business and financial results could suffer.

     Our products and services employ technology that may infringe on the proprietary rights of others, and we may be liable to others for significant damages.

     We believe there is an increasing amount of litigation in the Internet industry regarding intellectual property rights. It is possible that third parties may in the future claim that we or our products or services infringe upon their intellectual property rights. We expect that developers and providers of Internet appliances and similar devices, and providers of Internet access and content services, will be subject to an increasing number of infringement claims as the number of products, services and competitors in our market grows. Any claim, with or without merit, could consume management time, result in costly litigation, cause delays in implementation of our products or services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business. Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

     We may incur potential product liability for our i-opener Internet appliance and for products sold over the Internet.

     To date, we have had limited experience in selling our i-opener Internet appliance. In addition, we have had limited experience in selling products over the Internet and developing relationships with manufacturers or suppliers of those products. We plan to enter into relationships with manufacturers or suppliers to offer their products directly through our Internet service. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers and suppliers may sometimes contain provisions intended to limit our exposure to liability claims, these limitations may not prevent our exposure to all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

     If we expand our business internationally, our business would become increasingly susceptible to numerous international business risks.

     Although we have not had international sales and subscription fee revenue to date, we intend to initiate international sales efforts. International sales and subscription fees are subject to inherent risks, including:

     . unexpected changes in international regulatory requirements and tariffs;

     .    difficulties in staffing and managing foreign operations;

     .    longer payment cycles;

     .    greater difficulty in accounts receivable collection;

     .    potentially adverse tax consequences;

     .    price controls or other restrictions on foreign currency; and

     .    difficulties in obtaining export and import licenses.

     To the extent our dependence on revenues from international sales and subscription fees increases, a material adverse effect on our international business could materially and adversely affect our overall business, operating results and financial condition.

     The market for Internet appliances and related services is new and may not develop as we anticipate.

     Because the market for Internet appliances and related services is new and evolving, the potential size of this market opportunity and the timing of its development are uncertain. Broad acceptance of Internet appliances and related services will depend on many factors. These factors include:

     . the willingness of large numbers of consumers to use devices other than personal computers to access the Internet; and

     . the development of content and applications that are accessible from Internet appliances.

If the market for Internet appliances does not develop or develops more slowly than we anticipate, our revenues will not grow as quickly as we anticipate, if at all.

     If Internet use does not continue to increase, we may not be able to expand our business and increase our revenues.

     Use of the Internet has grown dramatically, but we cannot assure you that Internet use will continue to grow at the same rate, or at all. Substantially all of our revenue is dependent on the continued growth in use of the Internet. A decrease in the demand for Internet services or a reduction in the anticipated growth for such services may prevent us from expanding our business and increasing our revenue.

     We could face liability for content retrieved through our Internet portal.

     As a distributor of Internet content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based upon the nature and content of the materials that we distribute. Although we carry general liability insurance, our insurance may not cover claims of this type or may not be adequate to indemnify us for all liability that we may suffer. Any of these claims, particularly those resulting in liability that is not covered by insurance or is in excess of insurance coverage, could occupy significant amounts of our management's time and attention, harm our reputation and negatively affect our business.

     We could be exposed to liability or increased costs if new case law is decided, or new government regulation is enacted, regarding the Internet.

     The law relating to our business and operations is evolving and no clear legal precedents have been established. The adoption of any new Internet laws and regulations or the application of existing laws and regulations to the Internet and e-commerce may decrease the growth in the use of the Internet. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce, and new state tax regulations may subject us to additional state sales or other taxes. These results could decrease the demand for our products and services or increase the cost of doing business, either of which would reduce our revenue or profitability.

     In addition, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. If we were alleged to have violated federal, state or foreign civil or criminal law, even if we could successfully defend such claims, it could occupy significant amounts of management's time, harm our business reputation and negatively affect our operating results and financial condition.

     Concerns regarding the security of transmission of confidential information over the Internet may reduce consumer confidence in our product and service offerings and negatively impact our business.

     The secure transmission of confidential information over the Internet is essential to maintaining user confidence in our Internet service. Substantial or ongoing security breaches on our system or other Internet-based systems could significantly damage user confidence and harm our business. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. While we attempt to protect against and remedy security breaches, we cannot guarantee that our security measures will prevent security breaches. We also face risks associated with security breaches affecting third parties conducting business over the Internet. Any publicized security problems relating to third parties could heighten concern regarding security and privacy on the Internet, inhibit the growth of the Internet and, therefore, our Internet service as a means of conducting commercial transactions.

     Fluctuations in operating results, market volatility and other factors may adversely affect our stock price.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

     .    variations in quarterly operating results;

     . changes in estimates of our financial performance by securities analysts;

     .    changes in market valuations of comparable Internet-related companies;

     . announcements by us or our competitors of new products, services, significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

     . our inability to locate or maintain suppliers of our manufactured products at prices that will allow us to attain profitability;

     .    product or design flaws, product recalls or similar occurrences;

     .    loss of a major content provider;

     .    network outages;

     .    loss of our telecommunications provider;

     .    additions or departures of key personnel;

     .    sales of common stock in the future; and

     . fluctuations in stock market prices and volume, which are particularly common among highly volatile Internet-related securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     All of our current contracts are denominated in United States dollars and we do not currently invest in derivative financial instruments. However, we invest our excess cash balances in short-term, interest bearing, investment-grade securities, certificates of deposit or direct or guaranteed U.S. government obligations, such as Treasury bills, that are subject to market risk. We believe the effect on our financial position, results of operations and cash flows as the result of any reasonably likely changes in interest rates would not be material.

PART II.  OTHER INFORMATION.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)  Sales Of Unregistered Securities.

     Since December 31, 1999, we issued and sold unregistered securities as follows:

     (i) Between December 31, 1999 and March 31, 2000, an aggregate of 129,375 shares of common stock were issued upon exercise of options with exercise prices ranging from $0.19 to $6.67 per share. The consideration received for such shares was $704,631.

     (ii) Between December 31, 1999 and March 31, 2000, options to purchase an aggregate of 4,284,915 shares of common stock with exercise prices ranging from $1.70 to $18.125 per share were issued pursuant to the Netpliance, Inc. 1999 Stock Option and Restricted Stock Plan.

     (iii) In January 2000, we issued 1,430,000 shares of our Series D preferred stock for an aggregate purchase price of $28,600,000 to eight investors.

     (iv) In February 2000, we issued 1,127,675 shares of our Series E preferred stock for an aggregate purchase price of $33,830,250 to four investors.

     (v) In March 2000, we issued 390,760 shares of common stock upon the exercise of warrants to purchase common stock that would expire upon the closing of our initial public offering. The consideration received for such shares was $1,998,006.

     The issuance of 933,334 shares of the Series E preferred stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Regulation S promulgated thereunder. All
such shares were issued to non-U.S. persons, as defined in Regulation S.   All
sales of common stock made pursuant to the exercise of stock options granted under the Netpliance, Inc. 1999 Stock Option and Restricted Stock Plan to our officers, directors, employees and consultants were made in reliance on Rule 701 under the Securities Act or on Section 4(2) of the Securities Act. All other issuances were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. These sales were made without general solicitation or advertising. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us and our business.

(d)  Use Of Proceeds From Sales Of Registered Securities

     Our Registration Statement on Form S-1 (Registration No. 333-93545) under the Securities Act for our initial public offering became effective on March 16, 2000. In the offering, we sold an aggregate of 8,000,000 shares of our common stock for an initial price of $18.00 per share. The managing underwriters were Donaldson Lufkin & Jenrette Securities Corporation, Chase Securities, Inc., FleetBoston Robertson Stephens Inc., and DLJdirect Inc. Of the $144.0 million in aggregate proceeds we raised in the offering, (i) $10.08 million was paid to the underwriters in connection with the underwriting discount, and (ii) approximately $1.2 million was paid in connection with offering expenses, printing fees, filing fees, and legal fees. There were no other direct or indirect payments to our directors or officers or any other person or entity.
In connection with our initial public offering, all outstanding shares of our preferred stock were automatically converted into shares of common stock in accordance with the terms of the preferred stock, and warrants to purchase 390,076 shares of common stock were exercised. For additional information about our capital stock, please refer to "Description of Capital Stock" in Netpliance's Registration Statement on Form S-1, as amended (SEC File No. 333-93545) filed with the Securities and Exchange Commission.

     We expect to use the net offering proceeds from our initial public offering for working capital, general corporate purposes and other operating expenses including sales and marketing, subsidies for the purchase price of our i-opener Internet appliance, and further development of our services. The use of proceeds does not represent a material change in the use of proceeds described in our prospectus dated March 17, 2000, comprising part of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-93545). We have not declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the period from December 31, 1999 to March 31, 2000, we submitted the following matters to a vote of the shareholders of Netpliance, Inc., a Texas corporation ("Netpliance TX"). Netpliance TX merged into Netpliance, Inc., a Delaware corporation ("Netpliance") on March 15, 2000 for the purpose of changing its state of incorporation to Delaware.

     (a) In February 2000, the shareholders of Netpliance TX, acting by written consent, approved an amendment of the Netpliance, Inc. 1999 Stock Option and Restricted Stock Plan (the "Option Plan") to increase the number of shares authorized and reserved for issuance pursuant to the Option Plan to 9,000,000 shares of common stock.

     The voting of stockholders with respect to each of the foregoing proposals was as follows:

     ----------------------------------------------------------------------

     Shares represented by                             Shares represented by

     Consents Received                                 Consents Not Received
     ----------------------------------------------------------------------
         34,592,058                                           17,866,218
     ----------------------------------------------------------------------

     (b) In March 2000, in connection with the preparation for our initial public offering (the "IPO"), Netpliance TX solicited the written consent of its shareholders with respect to various matters. The matters for which shareholder consent was solicited were as follows:

     PROPOSAL 1: Approval of the merger of Netpliance TX into Netpliance, and the related Agreement and Plan of Merger.

     PROPOSAL 2: Approval of an amendment to the Option Plan to increase the number of shares authorized and reserved for issuance thereunder to 10,500,000 shares

     The voting of stockholders with respect to each of the foregoing proposals was as follows:
     -----------------------------------------------------------------------

     Shares represented by                             Shares represented by

     Consents Received                                 Consents Not Received
     -----------------------------------------------------------------------
        49,775,304                                           2,193,597
     -----------------------------------------------------------------------

     (c) In March 2000, in connection with the IPO, Netpliance received the written consent of its sole stockholder, Netpliance TX, with respect the following matters:

     PROPOSAL 1: Approval of the adoption of the Netpliance, Inc. Employee Stock Purchase Plan.

     PROPOSAL 2: Approval of the reincorporation merger of Netpliance TX with and into Netpliance, with Netpliance as the surviving corporation.

     (d) In February 2000, in connection with the proposed sale of Series E preferred stock, Netpliance TX received the written consent of its Series D preferred stockholders with respect to designation of the Series E preferred stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27  Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETPLIANCE, INC.


Date:  May 11, 2000                     /s/ BARBARA A. KACZYNSKI
                                        ------------------------
                                        Barbara A. Kaczynski
                                        Chief Financial Officer

EXHIBIT INDEX

27  Financial Data Schedule