Form 10-Q
period 2000-06-30
NETPLIANCE INC
filed 2000-08-14
CIK 1097297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

            X   Quarterly Report Pursuant to Section 13 or 15(d)
           ---       Of The Securities Exchange Act of 1934

                        For Quarter Ended June 30, 2000


                                       OR


               Transition Report Pursuant to Section 13 or 15(d)
           ---       Of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____.

                        Commission File Number 001-15715


                                NETPLIANCE, INC.


                       Organized in the State of Delaware
                       Tax Identification No. 74-2902814

           7600A North Capital of Texas Highway, Austin, Texas  78731
                          Telephone No. (512) 493-8300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ___   ___

     The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2000.

     Class                                                                     Number of Shares
     -----                                                                     ----------------
     Common Stock, $0.01 par value                                             60,426,036

                                NETPLIANCE, INC.

                                     INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------

PART I.            FINANCIAL INFORMATION:

     Item 1.       Financial Statements (unaudited)

                   Condensed Balance Sheets
                         as of June 30, 2000 and December 31, 1999                           1

                   Condensed Statements of Operations
                         for the three and six months ended June 30, 2000 and 1999           2

                   Condensed Statements of Cash Flows
                         for the six months ended June 30, 2000 and 1999                     3

                   Notes to Condensed Financial Statements                                   4

     Item 2.       Management's Discussion and Analysis of Results of Operations and
                   Financial Condition                                                       9

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk                25

PART II.           OTHER INFORMATION:

     Item 6.       Exhibits and Reports on Form 8-K                                         25

     Signatures                                                                             26

PART I.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.

                                NETPLIANCE, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         June 30,            December 31,
                                                                           2000                  1999
                                                                      -------------          ------------
     Assets
Current assets:
 Cash and cash equivalents...................................         $  69,752,272          $  9,563,362
 Short-term investments......................................            58,698,686                    --
 Accounts receivable.........................................             2,693,990                    --
 Prepaid expenses............................................             3,172,852             5,984,595
 Other current assets........................................             4,238,434               514,036
                                                                      -------------          ------------
   Total current assets......................................           138,556,234            16,061,993
                                                                      -------------          ------------
Property and equipment, net..................................             4,108,805             3,102,629
Other non-current assets.....................................             6,050,725             1,460,561
                                                                      -------------          ------------
                                                                      $ 148,715,764          $ 20,625,183
                                                                      =============          ============

   Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable......................................         $   6,169,034          $  1,909,487
 Accrued liabilities.........................................             8,130,734             2,208,087
 Unearned revenue............................................             1,317,186                    --
Current portion of capital lease obligations.................             1,036,943               954,221
                                                                      -------------          ------------
   Total current liabilities.................................            16,653,897             5,071,795
Non-current portion of capital lease obligations.............                97,418               636,302
                                                                      -------------          ------------
   Total liabilities.........................................            16,751,315             5,708,097
                                                                      -------------          ------------
Deposit received on Series D preferred stock.................                    --             2,000,000

Commitments and contingencies

Stockholders' equity:
 Convertible preferred stock.................................                    --            29,492,885
 Common stock................................................               603,885               189,071
 Additional paid-in capital..................................           319,670,050            41,749,006
 Deferred stock option compensation..........................           (19,423,198)          (14,164,611)
 Stockholder notes receivable................................              (652,800)             (821,449)
 Accumulated deficit.........................................          (168,233,488)          (43,527,816)
                                                                      -------------          ------------
   Total stockholders' equity................................           131,964,449            12,917,086
                                                                      -------------          ------------
                                                                      $ 148,715,764          $ 20,625,183
                                                                      =============          ============

      See accompanying notes to unaudited condensed financial statements.

                                NETPLIANCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                   Period from
                                                                                                 January 12, 1999
                                                                                     Six months    (Inception)
                                                                                       ended         through
                                               Three months ended June 30,            June 30,       June 30,
                                                    2000          1999                 2000           1999
                                               ------------   ------------        -------------   ------------

Subscription revenue, net                      $  1,667,644   $         --        $   2,299,701   $         --
Peripheral revenue, net                           1,262,939             --            1,922,353             --
                                               ------------   ------------        -------------   ------------
 Total revenue, net                               2,930,583             --            4,222,054             --

Operating expenses:
 Cost of services                                 6,980,777             --           11,599,336             --
 Cost of peripherals                                776,081             --            1,196,167             --
 Loss on subsidized appliance sales              17,257,501             --           25,160,011             --
 Stock-based compensation                           383,389          1,599            6,573,720        222,145
 Research and development                         2,474,141      1,239,768            4,835,620      1,467,272
 Sales and marketing                             15,040,010      1,071,362           34,809,461      1,618,037
 General and administrative                       3,060,069        593,101            5,387,926        700,711
                                               ------------   ------------        -------------   ------------
 Loss from operations                           (43,041,385)    (2,905,830)         (85,340,187)    (4,008,165)
Interest income                                   2,165,935         30,417            2,843,581         44,166
Interest expense                                    (55,077)        (4,508)            (119,804)        (5,016)
                                               ------------   ------------        -------------   ------------
 Net loss                                       (40,930,527)    (2,879,921)         (82,616,410)    (3,969,015)
Effect of beneficial conversion feature
 of Series D convertible preferred
 stock and warrants                                      --             --          (28,557,162)            --
Effect of beneficial conversion feature
 of Series E convertible preferred stock                 --             --          (13,532,100)            --
                                               ------------   ------------        -------------   ------------
 Net loss applicable to common stock            (40,930,527)    (2,879,921)        (124,705,672)    (3,969,015)
                                               ============   ============        =============   ============

Weighted average shares outstanding              60,372,263     13,558,335           42,845,646     11,768,621
                                               ============   ============        =============   ============

Loss per common share--basic and diluted       $      (0.68)   $     (0.21)       $       (2.91)   $     (0.34)
                                               ============   ============        =============   ============

Weighted average shares outstanding pro
 forma                                           60,372,263     26,322,307           55,935,817     23,061,476
                                               ============   ============        =============   ============

Pro forma loss per common share--basic
 and diluted                                   $      (0.68)  $      (0.11)       $       (2.23)  $      (0.17)
                                               ============   ============        =============   ============


      See accompanying notes to unaudited condensed financial statements.

                                NETPLIANCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            Period from
                                                                                         January 12, 1999
                                                                      Six months            (Inception)
                                                                        ended                 through
                                                                       June 30,               June 30,
                                                                         2000                   1999
                                                                      ------------           -----------
Cash flows from operating activities:
   Net loss................................................           $(82,616,410)          $(3,969,015)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization........................              1,092,843                35,273
      Noncash compensation expense.........................              6,573,720               222,145
      Changes in operating assets and liabilities:
         Accounts receivable...............................             (2,693,990)                   --
         Prepaid expenses..................................              2,686,330              (505,000)
         Other current assets..............................             (3,724,397)             (461,505)
         Other assets......................................             (4,048,092)              (15,001)
         Accounts payable and accrued liabilities..........             10,627,807             1,025,551
         Unearned revenue..................................              1,317,185                    --
                                                                      ------------           -----------

Net cash used in operating activities......................            (70,785,004)           (3,667,552)
                                                                      ------------           -----------

Cash flows used in investing activities:
   Purchases of property and equipment.....................             (1,973,623)             (594,650)
   Maturities of investment securities.....................             10,000,000                    --
   Purchase of investment securities.......................            (68,698,686)                   --
                                                                      ------------           -----------

Net cash used in investing activities......................            (60,672,309)             (594,650)
                                                                      ------------           -----------

Cash flows from financing activities:
   Increase in restricted cash related to capital leases...             (1,000,000)             (445,231)
   Principal payments on capital lease obligations.........               (456,162)               (2,429)
   Proceeds from issuance of common stock, net.............            132,722,255               847,402
   Proceeds from exercise of stock options and warrants....              1,337,844                    --
   Proceeds from issuance of preferred stock, net..........             58,873,637             6,000,000
   Proceeds received from shareholder for note.............                168,649                    --
                                                                      ------------           -----------

Net cash provided by financing activities..................            191,646,223             6,399,742
                                                                      ------------           -----------

Increase in cash and cash equivalents......................             60,188,910             2,137,540
Cash and cash equivalents at beginning of period...........              9,563,362                    --
                                                                      ------------           -----------

Cash and cash equivalents at end of period.................             69,752,272             2,137,540

Short-term investments.....................................             58,698,686                    --
                                                                      ------------           -----------

Cash, cash equivalents and short-term investments..........           $128,450,958           $ 2,137,540
                                                                      ============           ===========


      See accompanying notes to unaudited condensed financial statements.

                         NOTES TO FINANCIAL STATEMENTS

(1)  Basis of Presentation

     Netpliance, Inc. ("Netpliance" or the "Company") has experienced operating losses since inception as a result of efforts to build and support its Internet service offering for customers and expand its membership base. The Company expects that it will continue to incur net losses as it continues to expend significant resources on sales and marketing and to subsidize i-opener Internet appliance sales. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

     To date, the Company has funded its activities primarily through private equity offerings and its initial public offering on March 17, 2000, which have included sales of its common stock and preferred stock. In the future, the Company expects to seek additional funding through private or public equity offerings, credit facilities or other financing arrangements, until such time as it achieves positive cash flow from operations; however, there can be no assurance that such financing will be available or that positive operating cash flows will be achieved.

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of such information. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's prospectus dated March 17, 2000 related to the initial public offering of its common stock. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of results to be expected for the full year or any other period.

Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of $58.7 million in certificates of deposit, commercial paper obligations, corporate bonds and municipal bonds with original maturity dates of approximately four to twelve months. The Company classifies its investments as available-for-sale and fair value approximates cost at June 30, 2000.

(2)  Subsidized Appliance Sales

     The Company subcontracts the manufacturing and assembly of its i-opener Internet appliance. In the past, the Company exclusively arranged for the Company's overseas manufacturer to ship the appliances directly from the manufacturer to the customer or a retailer, with the Company never taking title to the appliances. The Company has restructured its arrangement with the manufacturer of its i-opener Internet appliance and, in the future, the Company intends to take title to the appliances from the manufacturer. In addition to continuing direct shipments to customers and retailers, the Company has begun warehousing an inventory of its i-opener Internet appliances with a third-party warehouse facility in the United States to ensure that it will have an adequate supply during periods of peak demand. The Company offers its i-opener Internet appliance at a price below cost, as an incentive for new customers to subscribe to its Internet service. Through June 30, 2000, the Company presented the loss generated from the sale of the units as an operating expense. In future periods, since the Company will be taking title to the appliances prior to their delivery to customers or retailers, the Company intends to recognize revenue from sales of the i-opener Internet appliance, and to recognize the cost of the i-opener Internet appliance as a cost of revenue. The

Company records a provision for estimated warranty costs and sales returns at the time of sale. To date, the Company's warranty costs have not been significant. The sales return allowance was approximately $200,000 at June 30, 2000. The loss on the sale of i-opener Internet appliances is as follows:


                                                                  Three months    Six months
                                                                      ended          ended
                                                                  June 30, 2000  June 30, 2000
                                                                  -------------  -------------

Appliance sales, net of return provision........................    $ 4,743,116    $ 7,833,936
Cost of appliance sales.......................................       22,000,617     32,993,947
                                                                    -----------    -----------
                                                                    $17,257,501    $25,160,011
                                                                    ===========    ===========


(3)  Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." In accordance with Statement of Financial Accounting Standard No. 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options, warrants and convertible preferred stock are anti-dilutive. The calculation of net loss per share excludes potential common shares if their effect is anti-dilutive. Potential common shares consist of common shares issuable upon the exercise of stock options and stock warrants.

     The following table sets forth the computation of basic and diluted loss per share. Pro forma loss per share assumes the conversion of all preferred stock into common stock and the recognition of the related effects of the beneficial conversion feature on the later of January 1, 2000 or the date of issuance of the preferred stock.

                                                                                           Period
                                                                                            from
                                                                                          January
                                                                            Six           12, 1999
                                                                           months        (Inception)
                                          Three months ended June 30,   ended June 30,   to June 30,
                                             2000           1999            2000            1999
                                         ------------   ------------    -------------   ------------
    Numerator:
    Net loss...........................  $(40,930,527)   $(2,879,921)   $ (82,616,410)   $(3,969,015)
    Effect of beneficial conversion
     feature of Series D convertible
     preferred stock and warrants......            --             --      (28,557,162)            --
    Effect of beneficial conversion
     feature of Series E convertible
     preferred stock...................            --             --      (13,532,100)            --
                                         ------------   ------------    -------------   ------------
    Net loss applicable to
     common stock......................  $(40,930,527)   $(2,879,921)   $(124,705,672)   $(3,969,015)
                                         ============   ============    =============   ============

    Denominator:
    Weighted average common
      shares outstanding...............    60,372,263     13,558,335       42,845,646     11,768,621
     Conversion of Series A
       preferred stock.................            --     12,763,972        8,359,749     11,292,855
     Conversion of Series B
       preferred stock.................            --             --        1,480,761             --
     Conversion of Series C
       preferred stock.................            --             --          846,171             --
     Conversion of Series D
       preferred stock.................            --             --        1,697,143             --
     Conversion of Series E
       preferred stock.................            --             --          706,347             --
                                         ------------   ------------    -------------   ------------
     Shares used in pro forma
       calculation.....................    60,372,263     26,322,307       55,935,817     23,061,476
                                         ============   ============    =============   ============

  Net loss per share:
     Basic and diluted                   $      (0.68)   $     (0.21)          $(2.91)   $     (0.34)
     Pro forma                           $      (0.68)   $     (0.11)          $(2.23)   $     (0.17)

(4)  Initial Public Offering


     On March 17, 2000, the Company completed an initial public offering of 8,000,000 shares of its common stock and realized net proceeds of $132.7 million. As of the closing date of the offering, all of the Company's convertible preferred stock outstanding was converted into common stock.

(5)  Stock Options

     In the three and six months ended June 30, 2000, the Company granted to employees options to purchase 969,000 and 4,623,915 shares, respectively, of common stock at exercise prices ranging from $1.70 to $18.50 per share that will vest over a period of four years. In addition, in February 2000, the Company granted options to non-employee directors to purchase 630,000 shares of common stock at exercise prices ranging from $6.67 to $10.00 per share that vested immediately. In the three and six months ended June 30, 2000, the Company recorded approximately $383,000 and $6.6 million, respectively, of compensation expense resulting from the grant of options with exercise prices below fair value. Remaining deferred compensation as of June 30, 2000 of $19.4 million will be amortized over the applicable vesting period.

     During the second quarter of 2000, the departure of certain employees with unvested options resulted in a reversal of $15.7 million of deferred stock option compensation and $1.0 million of previously recognized stock-based compensation expense.

(6)  Capital Stock

Common Stock

     On February 6, 2000, the Board of Directors approved a three-for-one stock split of common stock and reincorporation of the Company in the State of Delaware, to be effective immediately prior to the effective date of the Company's initial public offering. The reincorporation was completed on March 15, 2000. All common stock information has been adjusted to reflect the stock split as if such split had taken place at inception. On the same date, the Board of Directors authorized an increase in the number of shares reserved for issuance under the stock option plan to 10,500,000.

Convertible Preferred Stock

     On December 22, 1999, the Company entered into an irrevocable agreement to sell 1,430,000 shares of Series D Convertible Preferred Stock ("Series D") for $20.00 per share in a private placement. On January 5, 2000, the Company consummated the Series D offering and issued the Series D. Net proceeds to the Company approximated $27.0 million. The Series D was converted into 4,290,000 shares of common stock upon the closing of the Company's initial public offering. In December 1999, a purchaser of Series D paid $2.0 million for its shares in advance of the issuance of the shares.

     On February 4, 2000, the Company entered into an irrevocable agreement to sell 1,127,675 shares of Series E Convertible Preferred Stock ("Series E") for $30.00 per share in a private placement. The closing for the sale of these shares was on February 7, 2000. The Series E was converted into 3,383,025 shares of common stock upon the closing of the Company's initial public offering.

     The 1,430,000 shares of Series D, warrants to purchase 221,400 shares of common stock issued in conjunction with Series D and the 1,127,675 shares of Series E were issued with beneficial conversion features approximating $27.2 million, $1.4 million and $13.5 million, respectively. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible. These amounts have been accounted for as an increase in additional paid-in capital and in-substance dividends to preferred stockholders in the first quarter of 2000 and accordingly have resulted in an increase in the loss applicable to common stockholders of $42.1 million for the six months ended June 30, 2000.

(7)  Commitments and Contingencies

     Prior to the effectiveness of the registration statement covering the sale of Netpliance common stock sold in the initial public offering, Donaldson, Lufkin & Jenrette Securities Corporation, an underwriter of the offering, provided written materials to approximately 200 individuals that Netpliance had designated as potential purchasers of up to 400,000 shares of common stock in the offering through a directed share program. These materials may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. If the distribution of these materials by Donaldson, Lufkin & Jenrette Securities Corporation did constitute a violation of the Securities Act of 1933, the recipients of the materials who purchased common stock in the offering would have the right, for a period of one year from the date of their purchase of common stock, to recover from the Company the consideration paid in connection with their purchase of common stock or, if they have already sold the stock, to seek damages resulting from their purchase of common stock. These damages could total up to approximately $7.2 million plus interest, based on the initial public offering price of $18.00 per share, if these investors seek recovery or damages after an entire loss of their investment. To the extent that any of the recipients of the materials also purchased shares in the offering outside the program from the underwriters, the potential damages would increase by the purchase price of those shares. The Company does not believe that the distribution in question is a violation of the Securities Act and, therefore, believes that it would prevail in any litigation if any such claims are made. While the ultimate outcome of these matters cannot be determined, Netpliance does not expect that they will have a material adverse effect on its financial position, results of operations or cash flows.

     In July 2000, the Company entered into a network service agreement with AT&T to provide Internet service to its subscribers. Under the agreement, the Company is obligated to pay minimum commitment amounts over the term of the agreement equaling $375,000, $7.5 million, $14.3 million and $7.5 million for calendar years 2000, 2001, 2002 and 2003. The agreement may be terminated by the Company upon 30 days written notice for any reason upon the payment of a termination fee based on a percentage of the then current commitment level and the remaining term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

     OVERVIEW

     The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2000 and June 30, 1999, and for the six months ended June 30, 2000 and the period from January 12, 1999 (inception) through June 30, 1999 (each referred to herein as "the six months"), including significant factors that could affect our prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the financial statements included in this report and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1999 contained in our Registration Statement on Form S-1, as amended (SEC File No. 333-93545) filed with the Securities and Exchange Commission.

     We offer Internet-based content, applications and services, through devices specifically designed for Internet access, commonly known as Internet appliances. We were formed in January 1999, and we introduced our i-opener service in November 1999. Our i-opener service combines our i-opener Internet appliance, Internet access and our own consumer portal and includes all of the elements required for a consumer to access the Internet. We believe that our i-opener offering simplifies Internet access for the consumer. As of June 30, 2000, we provided our i-opener service to approximately 44,400 subscribers.

     We currently generate revenues from monthly subscriber fees for our i-opener service and from the sale of printers and other accessories for use with our i-opener Internet appliances. We charge our subscribers $21.95 per month for our service and have offered the i-opener Internet appliance at a price below our cost, as an incentive for new customers to subscribe to the i-opener service. Through the period ended June 30, 2000, the cost of the i-opener Internet appliance, net of sales proceeds, was classified in our statement of operations as loss on subsidized appliance sales.

     In the past, we have experienced periods of peak demand for our i-opener Internet appliance, which at times exceeded our supply capacity. As a result, we are creating an inventory of i-opener Internet appliances in a third-party warehouse facility located in the United States to be used during such periods of peak demand to compliment our direct shipment method of delivery. We believe that this warehouse arrangement will lower the risk that we will be unable to deliver promptly an i-opener Internet appliance to any new customer after an order is placed during periods of high demand. However, the new warehouse arrangement will not remove this risk altogether, and we cannot predict to what extent we will make use of, or benefit from, the arrangement.

     Beginning in July 2000, we are offering our i-opener service through a package we call the "i-opener 2001 membership pak," which includes the i-opener Internet appliance, at a sales price of $399, and our i-opener service at a monthly rate of $21.95. The sales price for the i-opener 2001 membership pak reduces our subsidy of the appliance. However, in the future we may revise our pricing structure to increase the subsidy to respond to competitive pressures in the industry or if we otherwise determine that such an increase is in our best interest. The i-opener 2001 membership pak features an upgraded and enhanced i-opener service with additional applications and features. We will provide these upgrades and enhancements to both existing and new i-opener subscribers. In future periods, we intend to recognize revenues from sale of the i-opener Internet appliance, as well as from monthly subscriber fees and the sale of printers and other accessories for use with our i-opener Internet appliances. The cost of the i-opener Internet appliance will be reported as a cost of revenues and we do not anticipate recognizing a "loss on subsidized appliance sales" in our statement of operations.

     In the future we may generate revenue from sources in addition to subscriber fees and appliance and peripheral sales, such as:

   . application services;

   . e-commerce;

   . sponsorships and advertising; and

   . software and other licensing arrangements.

     To date, we have funded our activities primarily through private equity offerings of our common stock and preferred stock, and through the sale of our common stock in our initial public offering on March 17, 2000.

     RESULTS OF OPERATIONS

     The following discussion compares our financial condition and results of operations for the periods ended June 30, 2000 and 1999, and significant factors that could affect our prospective financial condition and results of operations.

     Revenues. Revenues consist of subscription revenues and peripheral sales revenues.

     Subscription revenues consist primarily of monthly subscription fees paid by consumers for our i-opener service. Subscription revenues increased to $1.7 million for the quarter ended June 30, 2000 as compared to $0 for the quarter ended June 30, 1999. Subscription revenues increased to $2.3 million for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30,1999. The increase in subscription revenues is attributable to the increase in the number of subscribers who used our i-opener service, which began in November 1999. As of June 30, 2000, we had approximately 44,400 subscribers.

     Peripheral revenues consist primarily of revenue earned from the sale, to our i-opener subscribers, of printers and other accessories for use with our i-opener Internet appliance. Peripheral revenues increased to $1.3 million for the quarter ended June 30, 2000 as compared to $0 for the quarter ended June 30, 1999. Peripheral revenues increased to $1.9 million for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 1999.

     Cost of Revenues. Cost of revenues through June 30, 2000 consists of the costs of providing the i-opener service and costs of peripherals.

     Cost of providing the i-opener service consists primarily of employee salaries and expenses related to providing the i-opener service to subscribers, content, consulting and telecommunications network charges paid to third parties and depreciation on equipment used to provide the i-opener service.

Cost of services increased to $7.0 million for the quarter ended June 30, 2000 as compared to $0 for the quarter ended June 30, 1999. Cost of services increased to $11.6 million for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 1999. The increase in cost of services is attributable to the initiation of our i-opener service in November 1999 and the related cost of operations to provide the i-opener service to our subscribers.

     Cost of peripherals consists primarily of the costs of printers and other accessories sold to our i-opener subscribers during the period. Cost of peripherals increased to $776,081 for the quarter ended June 30, 2000 as compared to $0 for the quarter ended June 30, 1999. Cost of peripherals increased to $1.2 million for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 1999. This increase in cost is attributable to the purchases of printers and other accessories that began when we initiated our i-opener service and the sale of our i-opener Internet appliances in November 1999.

     Loss on Subsidized Appliance Sales. We offer our i-opener Internet appliance at a price below our cost, as an incentive for new customers to subscribe to our i-opener service. We present the loss generated from the sale of these units as an operating expense. A loss is recognized in the period in which we ship an appliance to a customer or a retailer. Loss on subsidized appliance sales increased to $17.3 million for the quarter ended June 30, 2000 as compared to $0 for the quarter ended June 30, 1999. Loss on subsidized appliance sales increased to $25.2 million for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 1999, due to the initiation of appliance shipments in November 1999.

     Stock-based Compensation. Stock-based compensation increased to $383,389 for the quarter ended June 30, 2000 as compared to $1,599 for the quarter ended June 30, 1999. Stock-based compensation increased to $6.6 million for the six months ended June 30, 2000 as compared to $222,145 for the six months ended June 30, 1999. These expenses are attributable to stock options granted during 2000 and 1999 with exercise prices that were less than the estimated fair value of the underlying common stock on the date of grant. The $383,389 of expense in the second quarter of 2000 consisted of $1.4 million in expense offset by $1.0 million in recapture of expense recorded in the prior quarter due to the departure of certain employees with unvested options. Additional deferred stock compensation totaled $19.4 million as of June 30, 2000. This amount will be amortized over the remaining vesting period of the applicable options.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries for marketing, business development and sales personnel, and costs of our marketing efforts to generate demand for and consumer awareness of our i-opener service. These costs include development of advertising, public relations events, promotions and trade shows. Sales and marketing expenses increased to $15.0 million for the quarter ended June 30, 2000 as compared to $1.1 million for the quarter ended June 30, 1999 and to $34.8 million for the quarter ended June 30, 2000 as compared to $1.6 million for the quarter ended June 30, 1999. Expenses during the second quarter of 2000 were largely funded through the utilization of prepayments for advertising made during the first quarter. The increase in sales and marketing expenses is primarily attributable to the increase in advertising costs, totaling $22.0 million, and the increase in our employment costs associated with the staffing of our i-opener sales and customer care departments.

     General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for the executive, administrative, finance and information systems departments, and facility costs, professional fees and recruiting. General and administrative expenses increased to $3.1 million for the quarter ended June 30, 2000 as compared to $593,101 for the quarter ended June 30, 1999, and to $5.4 million for the six months ended June 30, 2000 as compared to $700,711 for the six months ended June 30, 1999. The increase in general and administrative expenses is primarily attributable to the general increase in the number of employees comprising the executive, administrative, finance and information systems departments and to severance payments of $822,500 made to certain employees in connection with their departures in the quarter ended June 30, 2000.

     Research and Development. Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the i-opener service, as well as the development of our technology to manage and deliver content and applications to various Internet appliances. Research and development expenses increased to $2.5 million for the quarter ended June 30, 2000 as compared to $1.2 million for the quarter ended June 30, 1999. Research and development expenses increased to $4.8 million for the six months ended June 30, 2000 as compared to $1.5 million for the six months ended June 30, 1999.

     Interest Income and Interest Expense. Interest income increased to $2.2 million for the quarter ended June 30, 2000 as compared to $30,417 for the quarter ended June 30, 1999 and to $2.8 million for the six months ended June 30, 2000 as compared to $44,166 for the six months ended June 30, 1999 as a result of an increase in the average cash balances held at banking and financial institutions from the sale of common stock in our initial public offering and previous sales of convertible preferred stock sold in private offerings. Interest expense increased to $55,077 for the quarter ended June 30, 2000 as compared to $4,508 for the quarter ended June 30, 1999 and to $119,804 for the six months ended June 30, 2000 as compared to $5,016 for the six months ended June 30, 1999, as a result of payments made on existing equipment financing arrangements.

     LIQUIDITY AND CAPITAL RESOURCES

     From inception in January 1999 through June 30, 2000, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230 million. At June 30, 2000, we had $128.5 million in cash, cash equivalents and short-term investments. The expansion of our business will require additional capital to fund operating losses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations; however, there can be no assurance that such financing will be available or that positive operating cash flows will be achieved.

     Working capital increased by $110.9 million to $121.9 million as of June 30, 2000 from $11.0 million at December 31, 1999. During the six months ended June 30, 2000, we received $193.0 million from the private and public sale of our common and preferred stock, including $132.7 million of net proceeds from the sale of 8,000,000 shares of common stock in our initial public offering on March 17, 2000.

     Net cash used in operating activities was $70.8 million and $3.7 for the six months ended June 30, 2000 and 1999, respectively. Cash used in operating activities during the six months ended June 30, 2000 consisted primarily of net operating losses of $82.6 million.

     Net cash used in investing activities was $60.7 million and $594,650 for the six months ended June 30, 2000 and 1999, respectively. Cash used in investing activities consists of the purchase of property and equipment and the purchase of certain investment securities.

     Net cash provided by financing activities was $191.6 million and $6.4 million for the six months ended June 30, 2000 and 1999, respectively. The $191.6 million provided during the six months ended June 30, 2000 includes $132.7 million of net proceeds from the sale of 8,000,000 shares of our common stock in our initial public offering and $58.9 million of net proceeds from the private sale of shares of preferred stock.

     We have commitments under facility and other operating leases of $9.0 million, including a $5.9 million commitment under a second facility lease agreement expiring in 2005, and obligations under capital leases of $1.1 million as of June 30, 2000. The obligations under capital leases relate to equipment leased under leases with three different vendors, each of which expires in the year 2001.

     In July 2000, we provided Quanta Computer, Incorporated, our third party manufacturer of the i-opener Internet appliance, a standby letter of credit in the amount of $11.7 million, which is secured by a certificate of deposit of equal amount. The letter of credit may be drawn upon in the event we fail to make payments to Quanta pursuant to the terms and conditions of our agreement with them. Additionally, in July 2000, we entered into a network service agreement with AT&T to provide Internet service to our subscribers. Under the agreement, we are obligated to pay minimum commitment amounts over the term of the agreement equaling $375,000, $7.5 million, $14.3 million and $7.5 million for calendar years 2000, 2001, 2002 and 2003. We may terminate this agreement upon 30 days written notice for any reason upon the payment of a termination fee, which is based on a percentage of the then current commitment level and the remaining term of the agreement.

     Our future capital requirements will depend on a variety of factors, including general market acceptance of Internet appliances and, in particular, our i-opener service, including acceptance of our i-opener 2001 membership pak and its pricing structure, as well as other factors, such as the resources we devote to develop, market, sell and support our current and future product offering. We expect to devote substantial capital resources:

   . for our sales and marketing efforts;

   . to purchase from our third-party manufacturer our i-opener Internet appliances prior to shipment to customers;

   . to hire and expand our engineering, sales and marketing and customer support departments;

   . to further develop our service offerings; and

   . for general corporate purposes.

     Although we have no specific plans regarding future expenditures, we believe that our cash, cash equivalents and other short-term investments as of June 30, 2000 will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before that time. We may need to raise additional funds in order to:

   . fund anticipated growth, including significant increases in personnel, facilities and computer systems;

   . develop new or enhance existing services and products, including our network infrastructure;

   . purchase from our third party manufacturer our i-opener Internet appliances prior to their shipment to customers;

   . subsidize the sales price of our i-opener Internet appliance under any future pricing structure that requires such a subsidy; or

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

     In October 1999, the Chief Accountant of the Securities and Exchange Commission (the "SEC") requested that the Emerging Issues Task Force (the "EITF") address a number of accounting and financial reporting issues that the SEC believes had developed with respect to Internet businesses. The SEC identified several issues for which they believed some form of standard setting or guidance may be appropriate either because (1) there appeared to be diversity in practice, (2) the issues are not specifically addressed in current accounting literature or (3) the SEC Staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the SEC are potentially applicable to us. Although the EITF has begun to deliberate these issues, it has not yet issued formal guidance for the majority of them. In addition, in December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements (as recently amended by SAB 101A and SAB 101B), requiring implementation no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently analyzing the potential impact of SAB No. 101 on our revenue recognition policies. Although we believe that our historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensuses reached by the EITF on the issues referred to above, or other actions by standard setting bodies, or our formal implementation of SAB No. 101, will not result in changes to our historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in our financial statements.

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

   . market acceptance of our i-opener 2001 membership pak and its pricing structure;

   . our ability to create user-friendly applications and a portal that appeals to consumers;

   . our ability to contract with content providers who will furnish useful and entertaining information to our subscribers;

   . our ability to support a large number of subscribers;

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

     Our ability to generate revenues is unproven, and we may never achieve profitability.

     We have generated or expect to generate revenues from subscriber fees for our i-opener service and other sources such as sales of our i-opener Internet appliance, application services, e-commerce, sponsorships and advertising. Many of our potential customers have never purchased Internet service for personal use, used the Internet and e-mail or engaged in e-commerce transactions. We must convince these potential subscribers to purchase the i-opener Internet appliance and sign up for our service, and to continue to pay a subscriber fee for our i-opener service. Other potential subscribers already pay a monthly fee for Internet access and/or e-mail service, and we must convince these consumers to pay our subscriber fee in addition to their existing fee or to switch from their existing service to our service. In addition, certain online service providers in the Internet industry offer Internet access at little or no cost to the subscriber, which may cause us to lose existing and potential subscribers. Our inability to convince potential subscribers to make the initial purchase of our i-opener Internet appliance, and to pay fees for a significant period of time, would prevent us from achieving profitability.

     We have, through the second quarter 2000, priced our i-opener Internet appliance below our cost. Beginning with our i-opener 2001 membership pak, we intend to reduce the subsidy. However, we may in the future revise our pricing structure to increase the subsidy to respond to competitive pressures in the industry or if we otherwise determine that such an increase is in our best interest. Based on the pricing levels in effect for new orders through our second quarter of 2000, a new customer must pay monthly fees for our service for a significant period of time before we recover the subsidy on that customer's appliance. Any reduction in subscriber fee levels due to competitive or other factors could increase significantly the period of time necessary to recoup the subsidies we have provided to date. We remain exposed to the risk that the subscriber may discontinue monthly i-opener service.

     In the past, following the sale of some of our i-opener Internet appliances, we received minimal or no subscriber fees related to these appliances because they had been purchased by persons who reconfigured them for use as a personal computer. We changed our hardware to help prevent such reconfigurations in the future. However, similar tampering with appliances and the related loss of expected subscriber fees could occur again. Due to our pricing structure and the short period of time we have been offering our i-opener service, we have experienced significant operating losses to date. If we are unable to achieve sufficient revenues from subscriber fees and other sources, we may never become profitable and our business model could fail.

     We are not profitable and expect to incur future losses and negative cash flow that could cause our stock price to fall.

     As of June 30, 2000 we had an accumulated deficit of $168.2 million. We have in the past, and may in the future, subsidize the sales price of our i-opener Internet appliance. However, with our i-opener 2001 membership pak, our revised pricing of our i-opener Internet appliance decreases the subsidy that we provide with respect to our customers' purchase of the i-opener Internet appliance. Our pricing structure is subject to additional future revision.

     From January 1, 2000 through June 30, 2000, we generated only $4.2 million in revenues. We will need to generate and sustain dramatically greater revenues from sales of our services if we are to achieve profitability. If we are unable to achieve dramatically greater revenues, our losses will likely continue indefinitely and we may never generate profits. If this occurs, the market price of our common stock could suffer.

     We may in the future experience a delay in revenue recognition or be required to encumber available funds in order to secure certain business relationships, which could delay or reduce our recognition of revenue and profitability.

     Beginning in the third quarter of 2000, we intend to hold a certain amount of inventory of our i-opener Internet appliances pending shipment. As a result, we expect to experience some delay between our purchase of those i-opener Internet appliances and our recognition of revenue from their sale. In the future, we may offer our i-opener 2001 membership pak or other i-opener packages through a variety of distribution channels, in addition to our existing retail affiliations and telephone and web-based marketing methods. The terms of our future distribution arrangements may include an unlimited right of return for the distributor or retailer, in which case we will defer recognition of the revenue associated with such distributors until the distributor resells its i-opener inventory to the consumer. Therefore, under such arrangements, we may in the future experience a significant delay between our purchase of i-opener Internet appliances from our third party manufacturer and our recognition of revenue from the distributor on those appliances.

     We believe that, due in part to turbulence in the financial markets during the first six months of 2000 and market skepticism about the stability of Internet-related companies, some companies have begun to, and may in the future, require businesses such as ours to post bonds, obtain letters of credit, or otherwise encumber available funds as a pre-requisite for entering into business relationships as suppliers, vendors, co-marketers, and other types of conventional business relationships. If we are required to encumber our resources in order to establish or maintain our current or future business relationships, our cost to establish and maintain such relationships will increase and our profitability may be reduced or delayed as a result, or we may not enter into some relationships that would otherwise benefit the development of our business due to such requirements.

     Our market share and revenues will suffer if we are not able to compete successfully for subscribers.

     The markets for Internet appliances, consumer portals and Internet access service are intensely competitive, evolving and subject to rapid technological change. These markets are characterized by an increasing number of entrants. We compete for subscribers, and consequently for potential e-commerce and advertising revenue, directly or indirectly, with the following categories of companies:

   . online service providers, such as AOL, EarthLink and Microsoft;

   . software platform providers such as Aether Systems and Liberate
     Technologies;

   . operating system providers such as Redhat;

   . Internet portals, such as Excite@Home, Lycos and Yahoo!;

   . manufacturers of other stand alone Internet appliances, such as Cisco
     Systems, WebTV, AOLTV and Oracle;

   . manufacturers of portable Internet appliances, such as Hewlett Packard and Palm, and cellular telephone and pager manufacturers; and

   . manufacturers of personal computers, such as Apple, Compaq, Gateway, Hewlett Packard and IBM.

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

     We depend on our relationship with Quanta Computer, Incorporated, a manufacturer based in Taiwan, for the production and delivery of our i-opener Internet appliance. Since we do not have direct control over Quanta's workmanship and the quality of its service, we cannot assure you that we will be able to provide consistently reliable products for our subscribers. If Quanta does not produce our products on a timely basis or delivers products of unacceptable quality, that do not meet specifications or are otherwise flawed, we may have to delay product delivery, recall or replace unacceptable products. As a result, we could lose existing and potential subscribers.

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

     Our plans to warehouse inventory of our Internet appliance also exposes us to potential liabilities and losses.

     In the past, we have experienced periods of peak demand for our i-opener Internet appliance, which at times exceeded our supply capacity. As a result, we are creating an inventory of i-opener Internet appliances in a third-party warehouse facility located in the United States to be used during such periods of peak demand to compliment our direct shipment method of delivery. We believe that this warehouse arrangement will lower the risk that we will be unable to deliver promptly an i-opener Internet appliance to any new customer after an order is placed during periods of high demand. However, the new warehouse arrangement will not remove this risk altogether, and we cannot predict to what extent we will make use of, or benefit from, the arrangement. We do not have prior experience in warehousing our i-opener Internet appliances, and our use of the warehouse arrangement, and the fact that we take title to the appliances upon shipment, could in the future expose us to potential liabilities related to our taking title to the appliances, investment in the appliances, ability to sell the appliances, storage in or shipment from the warehouse, logistical difficulties related to the operation of the warehouse, tax liabilities related to ownership of the appliances, and other unforeseen costs or complications. Additionally, our operation of the warehouse facility will expose us to the increased risk of damage to, loss or obsolescence of, such inventory. We will also have to use cash to build the inventory of i-opener Internet appliances in our warehouse. Any delay in delivery of ordered i-opener Internet appliances could negatively affect consumer interest or confidence in our ability to deliver the appliances or service subscribers, which could result in fewer sales of our i-opener 2001 membership pak and lower related subscriber revenues in the future.

     If our brand does not achieve the broad recognition necessary to expand and maintain our subscriber base, our revenues may not grow and our financial performance may suffer.

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

     If we are unsuccessful in establishing or maintaining a favorable image of our products and services, we may not be able to expand our subscriber base. In addition, in order to attract and retain subscribers and to promote and maintain our brand or future brands, we expect to increase substantially our marketing expenditures. If we incur expenses in promoting and maintaining our brands without a corresponding increase in revenue and income, our financial results could be seriously harmed.

     If we are unsuccessful in obtaining compelling content, or in developing or maintaining relationships with content providers, we may be unable to attract and retain subscribers.

     We rely on third parties to provide our content, including news, weather and relevant local information, on our i-opener portal. In addition, some content provided via links to third-party sites is provided without the contractual agreement of the third party. Our inability to establish or maintain any or all of the relationships with our content providers could put our delivery of quality services in jeopardy. The inability to obtain any of this content could result in delays in the development or delivery of our services and the loss of existing or potential subscribers. Alternatively, contracts or exclusive arrangements with content providers could result in diminished demand for our service, if the content is not appealing to subscribers, inferior in quality or less desirable than content available from other portals or content providers.

     We will not be able to support increased numbers of subscribers if our network infrastructure is unable to expand to accommodate increased usage.

     If our network systems cannot be expanded to manage increased demand, or if our systems fail to perform, we could experience:

   . unanticipated disruptions and reduced quality of service;

   . decreased subscriber service and satisfaction; or

   . delays in the introduction of new applications and services.

Any of these results could impair our reputation, damage our brand and result in decreased revenues.

     If the number of subscribers of our service increases substantially, we will need to expand significantly and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to project accurately the rate or timing of any such increases in usage, or expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. In the event we do not have the required systems and infrastructure to accommodate increased usage of our services, we will have to contract for additional capacity. We cannot assure you that we will be able to contract for additional capacity on terms acceptable to us, if at all.

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

     We are dependent upon our telecommunications carriers to provide Internet access to our subscribers; if they fail to provide quality service, we may be unable to retain subscribers.

     Since we do not have direct control over the reliability of our carriers' networks or the quality of their service, we cannot assure you that we will be able to provide consistently reliable Internet access for our subscribers. If the quality of service provided by our telecommunications carriers does not meet our clients' expectations, we may lose subscribers because of dissatisfaction with our service.

     We will not be able to expand our business if we fail to attract and retain key personnel.

     Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled personnel and on the continued service and performance of our senior management and other key personnel, especially our Chief Executive Officer and Chairman of the Board.
The loss of the services of our executive officers or other key employees could adversely affect our business, as could the loss of our technical support and operations personnel who are key to developing and maintaining the operations of our services. Our facilities are located in Austin, Texas, which has a high demand for technical and other personnel and a relatively low unemployment rate. Competition for qualified personnel in this area is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully.

     Rapid technological change could render our products and services obsolete.

     The Internet and the e-commerce industries are characterized by rapid technological innovation, sudden changes in subscriber and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market will require that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

   . to develop or license new products, services and technology that address the varied needs of our customers and prospective customers; and

   . to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     If we are unable, for technical, financial, legal or other reasons, to adapt in a timely manner to changing market conditions or subscriber preferences, we could lose subscribers, which would cause a decrease in our revenue.

     We may be unable to obtain the additional capital required to grow our business, which could seriously harm our business. If we raise additional funds, our current stockholders may suffer substantial dilution.

     As of June 30, 2000, we had $128.5 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds at any time, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to the capital markets when we need to raise additional funds. Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our subscriber base, our level of expenditures for sales and marketing and the cost of product and service upgrades. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, our existing stockholders will experience dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

     We may not be able to compete effectively if we are not able to protect our intellectual property.

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. We have applied to register several trademarks, including Netpliance and i-opener, in the United States. We have also applied for trademark protection for "i-opener" and "Netpliance" in Europe and select Asian countries. We have not yet attempted to register other marks that may become important to us in the future. We have several United States patent applications currently pending. If we are not successful in obtaining the patent protection we seek, our competitors may be able to replicate our technology and compete more effectively against us. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products, services, or otherwise attempt to obtain and use our intellectual property. Enforcement of trademark rights against unauthorized use, particularly over the Internet and in other countries, may be impractical or impossible and could generate confusion and diminish the value of those rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. In addition, our inability to protect our intellectual property may harm our business and financial prospects. Also, if we cannot protect our domain names and prevent others from using similar domain names or trademarks, we may not be able to establish a strong brand and our business and financial results could suffer.

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

     We may incur potential product and service liability for our i-opener Internet appliance and for products and services sold over the Internet.

     To date, we have had limited experience in selling our i-opener Internet appliance and service. In addition, we have had limited experience in selling products over the Internet and developing relationships with manufacturers or suppliers of those products and services. We plan to enter into relationships with manufacturers or suppliers to offer their products directly through our Internet service. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers and suppliers may sometimes contain provisions intended to limit our exposure to liability claims, these limitations may not prevent our exposure to all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

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

     The secure transmission of confidential information over the Internet is essential to maintaining subscriber confidence in our Internet service. Substantial or ongoing security breaches on our system or other Internet-based systems could significantly damage subscriber confidence and harm our business. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. While we attempt to protect against and remedy security breaches, we cannot guarantee that our security measures will prevent such breaches. We also face risks associated with security breaches affecting third parties conducting business over the Internet. Any publicized security problems relating to third parties could heighten concern regarding security and privacy on the Internet, inhibit the growth of the Internet and, therefore, our Internet service as a means of conducting commercial transactions.

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

   . loss of a major content provider;

   . network outages;

   . loss of our telecommunications providers;

   . additions or departures of key personnel;

   . sales of capital stock in the future; and

   . fluctuations in stock market prices and volume, which are particularly common among highly volatile Internet-related securities.

     If we expand our business internationally, our business would become increasingly susceptible to numerous international business risks.

     Although we have not had international sales and subscription fee revenue to date, we intend to initiate international sales efforts. International operations are subject to inherent risks, including:

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

PART II.    OTHER INFORMATION.
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

     10.1  Assignment of the Internetworking Agreement by and between GTE Internetworking Incorporated ("GTE") and Netpliance dated as of May 30, 1999 to Genuity Solutions, Inc., an affiliate of GTE.

     10.2  Employment Agreement by and between Valerie Walden and Netpliance dated June 26,
           2000.

     10.3  Facility Lease by and between Hub Properties Trust and Netpliance, dated May 30,
           2000.

     27    Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETPLIANCE, INC.


Date:  August 11, 2000           /s/ BARBARA A. KACZYNSKI
                                 ------------------------
                                 Barbara A. Kaczynski
                                 Chief Financial Officer

                                 EXHIBIT INDEX


10.1 Assignment of the Internetworking Agreement by and between GTE Internetworking Incorporated ("GTE") and Netpliance dated as of May 30, 1999 to Genuity Solutions, Inc., an affiliate of GTE.

10.2 Employment Agreement by and between Valerie Walden and Netpliance dated June 26, 2000.

10.3 Facility Lease by and between Hub Properties Trust and Netpliance, dated May 30, 2000.

27   Financial Data Schedule