Form 10-Q
period 2000-09-30
NETPLIANCE INC
filed 2000-11-13
CIK 1097297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000


                                       OR


             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____.

                        Commission File Number 001-15715


                                NETPLIANCE, INC.


                       Organized in the State of Delaware
                       Tax Identification No. 74-2902814

           7600A North Capital of Texas Highway, Austin, Texas  78731
                          Telephone No. (512) 493-8300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000:

             Class                              Number of Shares
             -----                              ----------------

Common Stock, $0.01 par value                       60,494,786

                                NETPLIANCE, INC.

                                     INDEX


                                                                                     Page
                                                                                    Number
                                                                                    ------

PART I.     FINANCIAL INFORMATION:
     Item 1.       Financial Statements (unaudited)                                    1

                   Condensed Balance Sheets
                   as of September 30, 2000 and December 31, 1999                      1

                   Condensed Statements of Operations
                   for the three and nine months ended September 30, 2000 and 1999     2

                   Condensed Statements of Cash Flows
                   for the nine months ended September 30, 2000 and 1999               3

                   Notes to Financial Statements                                       4

     Item 2.       Management's Discussion and Analysis of Results of Operations and
                   Financial Condition                                                 9

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk          26

PART II.           OTHER INFORMATION:

     Item 1.       Legal Proceedings                                                  26

     Item 6.       Exhibits and Reports on Form 8-K                                   27

     Signatures                                                                       28

PART I.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.

                                NETPLIANCE, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                            September 30,         December 31,
                                                                2000                 1999
                                                          -----------------   ------------------
     Assets
Current assets:
 Cash and cash equivalents..............................      $  11,752,241         $  9,563,362
 Short-term investments.................................         64,888,546                   --
                                                            ---------------       --------------
    Cash, cash equivalents and short-term investments...         76,640,787            9,563,362
                                                            ---------------       --------------
 Accounts receivable....................................          1,273,848                   --
 Inventory..............................................          2,726,993                   --
 Prepaid expenses.......................................          3,654,480            5,984,595
 Restricted cash related to agreement with manufacturer.         11,876,472                   --
 Other current assets...................................          3,241,399              514,036
                                                            ---------------       --------------
   Total current assets.................................         99,413,979           16,061,993
                                                            ---------------       --------------
Property and equipment, net.............................          8,455,636            3,102,629
Other non-current assets................................          5,066,877            1,460,561
                                                            ---------------       --------------
                                                              $ 112,936,492         $ 20,625,183
                                                            ===============       ==============

        Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable.................................      $   2,310,715         $  1,909,487
 Accrued liabilities....................................          9,036,780            2,208,087
 Accrued contractual settlement and loss on purchase
 commitment.............................................          8,797,210                   --

 Unearned revenue.......................................          1,264,227                   --
 Current portion of capital lease obligations...........            891,378              954,221
                                                            ---------------       --------------
   Total current liabilities............................         22,300,310            5,071,795
Non-current portion of capital lease obligations........                 --              636,302
                                                            ---------------       --------------
   Total liabilities....................................         22,300,310            5,708,097
                                                            ---------------       --------------
Deposit received on Series D preferred stock............                 --            2,000,000
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock............................                 --           29,492,885
 Common stock...........................................            604,948              189,071
 Additional paid-in capital.............................        314,408,339           41,749,006
 Deferred stock option compensation.....................        (13,608,270)         (14,164,611)
 Stockholder notes receivable...........................           (652,800)            (821,449)
 Accumulated deficit....................................       (210,116,035)         (43,527,816)
                                                            ---------------       --------------
   Total stockholders' equity...........................         90,636,182           12,917,086
                                                            ---------------       --------------
                                                              $ 112,936,492         $ 20,625,183
                                                            ===============       ==============

      See accompanying notes to unaudited condensed financial statements.

                                NETPLIANCE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                                Period from
                                                                                                             January 12, 1999
                                                                                          Nine months           (Inception)
                                                                                             ended               through
                                                 Three months ended September 30,         September 30,        September 30,
                                                    2000                  1999                2000                 1999
                                              ---------------       ----------------    -----------------    ------------------
Revenues:
Internet appliance revenue, net....           $      230,103       $              --      $       230,103     $              --
Subscription revenue, net..........                3,401,459                      --            5,701,159                    --
Peripheral revenue, net............                  194,825                      --            2,117,178                    --
                                              --------------        ----------------      ---------------      ----------------
 Total revenue, net................                3,826,387                      --            8,048,440                    --
Operating expenses:
 Cost of Internet appliances.......                  556,311                      --              556,311                    --
 Cost of services..................                8,021,185                      --           19,620,520                    --
 Cost of peripherals...............                  148,023                      --            1,344,189                    --
 Loss on subsidized appliance sales                2,034,776                      --           27,194,786                    --
 Contractual settlement............                6,340,830                      --            6,340,830                    --
 Write-down of inventory and loss
 on purchase commitment............               13,814,527                      --           13,814,527                    --

 Stock-based compensation..........                  500,276                  10,352            7,073,996               232,497
 Research and development..........                3,387,224               2,814,892            8,222,847             4,054,660
 Sales and marketing...............                8,503,426               2,080,334           43,312,881             3,151,696
 General and administrative........                4,323,505               1,593,101            9,711,433             1,965,656
                                              --------------        ----------------      ---------------      ----------------
Loss from operations...............              (43,803,696)             (6,498,679)        (129,143,880)           (9,404,509)
Interest income....................                1,966,148                  86,015            4,809,726               116,432
Interest expense...................                  (44,999)                (57,519)            (164,803)              (62,027)
                                              --------------        ----------------      ---------------      ----------------
Net loss...........................              (41,882,547)             (6,470,183)        (124,498,957)           (9,350,104)
Effect of beneficial conversion
 feature of Series D convertible
 preferred stock and warrants......                       --                      --          (28,557,162)                   --

Effect of beneficial conversion
 feature of Series E convertible
 preferred stock...................                       --                      --          (13,532,100)                   --
                                              --------------        ----------------      ---------------      ----------------
Net loss applicable to common stock             $(41,882,547)            $(6,470,183)       $(166,588,219)          $(9,350,104)
                                              ==============        ================      ===============      ================
Weighted average shares outstanding               60,441,976              16,935,896           48,753,903            13,567,088
                                              ==============        ================      ===============      ================
Loss per common share--basic and
 diluted...........................                   $(0.69)                 $(0.38)              $(3.42)          $     (0.69)
                                              ==============        ================      ===============      ================
Weighted average shares
 outstanding pro forma.............               60,441,976              33,127,577           57,448,834            26,558,876
                                              ==============        ================      ===============      ================
Pro forma loss per common
 share--basic and diluted..........                   $(0.69)                 $(0.20)              $(2.90)          $     (0.35)
                                              ==============        ================      ===============      ================

      See accompanying notes to unaudited condensed financial statements.

                                NETPLIANCE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                  Period from
                                                                                January 12, 1999
                                                             Nine months          (Inception)
                                                                ended               through
                                                            September 30,        September 30,
                                                                2000                 1999
                                                          ----------------    ------------------
Cash flows from operating activities:
 Net loss...............................................       $(124,498,957)         $(9,350,104)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization..........................           2,021,402              349,829
 Noncash compensation expense...........................           7,073,996              232,497
 Write-down of inventory and loss on purchase commitment          13,814,527                   --

 Changes in operating assets and liabilities:
  Accounts receivable...................................          (1,273,848)                  --
  Inventory.............................................         (14,085,140)                  --
  Prepaid expenses......................................           2,091,676             (530,000)
  Other current assets..................................          (2,727,360)            (648,288)
  Other assets..........................................          (1,083,784)            (202,870)
  Accounts payable and accrued liabilities..............          13,030,496            1,434,996
Unearned revenue........................................           1,264,227                   --
                                                            ----------------      ---------------
Net cash used in operating activities...................        (104,372,765)          (8,713,940)
                                                            ----------------      ---------------
Cash flows used in investing activities:
 Purchases of property and equipment....................          (7,007,565)          (1,496,932)
 Maturities and sales of investment securities..........          31,190,553                   --
 Purchase of investment securities......................         (96,079,099)                  --
                                                            ----------------      ---------------
Net cash used in investing activities...................         (71,896,111)          (1,496,932)
                                                            ----------------      ---------------
Cash flows from financing activities:
 Increase in restricted cash related to leases..........          (2,129,241)            (445,231)
 Increase in restricted cash related to agreement with
   device manufacturer..................................         (11,876,472)                  --
 Principal payments on capital lease obligations........            (699,145)            (134,653)
 Proceeds from issuance of common stock, net............         132,722,255            5,783,904
 Proceeds from exercise of stock options and warrants...           1,398,072                3,420
 Proceeds from issuance of preferred stock, net.........          58,873,637           17,175,598
 Proceeds received from shareholder for note............             168,649                   --
                                                            ----------------      ---------------
Net cash provided by financing activities...............         178,457,755           22,383,038
                                                            ----------------      ---------------
Increase in cash and cash equivalents...................           2,188,879           12,172,166
Cash and cash equivalents at beginning of period........           9,563,362                   --
                                                            ----------------      ---------------
Cash and cash equivalents at end of period..............          11,752,241           12,172,166
Short-term investments..................................          64,888,546                   --
                                                            ----------------      ---------------
Cash, cash equivalents and short-term investments.......       $  76,640,787          $12,172,166
                                                            ================      ===============

      See accompanying notes to unaudited condensed financial statements.

                         NOTES TO FINANCIAL STATEMENTS


(1) Basis of Presentation


     Netpliance, Inc. ("Netpliance" or the "Company") has experienced operating losses since inception as a result of selling its i-opener Internet appliance at a significant loss; efforts to build and support its Internet service offering for customers; and expanding its membership base. In September 2000, the Company changed its focus from selling i-opener Internet appliances to focusing on infrastructure software and hardware and related services to various Internet and other service providers. The Company expects that it will continue to incur net losses as it continues to expend significant resources on transforming its business. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

     On October 25, 2000, the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by consolidating facilities and reducing the Company's workforce by approximately 38%. The restructuring plan has not been formalized therefore the Company has not yet calculated the final amount of the restructuring charge. However, the Company expects the charge to range from $2.5 million to $3.5 million. This charge will be recorded in the fourth quarter of 2000.

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

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of such information. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's prospectus dated March 17, 2000, related to the initial public offering of its common stock. The results of operations for the interim period ended September 30, 2000, are not necessarily indicative of results to be expected for the full year or any other period.


(2) Loss on Subsidized Appliance Sales and Internet Appliance Revenue


     The Company subcontracts the manufacturing and assembly of its i-opener Internet appliance. Prior to August 1, 2000, the Company exclusively arranged for the Company's overseas manufacturer to ship the appliances directly from Taiwan to the customer or a retailer, with the Company never taking title to the appliances. Effective August 1, 2000, the Company restructured its arrangement with the manufacturer of the i-opener Internet appliance whereby title passed from the manufacturer to the Company upon delivery of the appliances to a third-party warehouse in the United States.

     The Company offers its i-opener Internet appliance at a price below cost as an incentive for new customers to subscribe to its Internet service. Through July 31, 2000, the Company presented the loss generated from the subsidized sale of the units as an operating expense. Effective August 1, 2000, since the Company now takes title to the appliances prior to their delivery to customers or retailers, the Company recognizes revenue from sales of the i-opener Internet appliance when delivered directly to a customer. Beginning in the third quarter of 2000, the Company began recognizing retail sales based on sell-through to the ultimate customer because the Company was not able to accurately estimate returns.

Direct sales and retailer sell-through revenue, subsequent to August 1, 2000, is included in Internet appliance revenue, net of an allowance for sales returns. The cost of the i-opener Internet appliances is recorded as a cost of Internet appliances in the accompanying Condensed Statement of Operations. The loss on the sale of i-opener Internet appliances prior to August 1, 2000 is recorded in Loss on Subsidized Appliance Sales in the accompanying Condensed Statements of Operations as follows:


                                                  Three months       Nine months
                                                      ended             ended
                                                  September 30,     September 30,
                                                       2000               2000
                                                 --------------    --------------
Appliance sales, net of return provision.......      $  384,365       $ 8,218,301
Cost of appliance sales........................       2,419,141        35,413,087
                                                 --------------    --------------
Loss on subsidized appliances                        $2,034,776       $27,194,786
                                                 ==============    ==============

The Company records a provision for estimated warranty costs and sales returns at the time of sale. To date, the Company's warranty costs have not been significant. The sales return allowance was approximately $356,000 at September 30, 2000.


(3) Write-down of Inventory and Loss on Purchase Commitment


     Due to the Company's change in focus from selling devices to focusing on providing infrastructure software and hardware and other related services to various Internet and other service providers, the Company instructed the manufacturer of i-opener Internet appliances to cease producing devices in September 2000. The early cancellation of this order with the manufacturer resulted in a $6.3 million settlement payment to the manufacturer. The $6.3 million has been accrued in the third quarter of 2000.

     Additionally, during the third quarter of 2000, the Company recorded a $11.4 million charge to reduce inventory to the lower of cost or market and recorded a $2.5 million charge for loss on the remaining negotiated purchase commitment based on the settlement with the manufacturer. The write-down of inventory and the loss on the purchase commitment were associated with excess inventory resulting from the Company's decision to refocus the Company's business from selling devices to providing infrastructure software and hardware and other related services to various Internet and other service providers. These amounts are based on the Company's best estimates of product sales prices and customer demand. Due to the difficulty in estimating future demand for these devices, it is reasonably possible that these amounts may change in the near term, which could have a material effect on the Company's results of operations and financial condition.


(4) Cash Equivalents and Short-Term Investments


     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of $64.9 million in certificates of deposit, commercial paper obligations, corporate bonds and municipal bonds with original maturity dates of approximately four to twelve months. The Company classifies its investments as available-for-sale and fair value approximates cost at September 30, 2000.


(5) Net Loss Per Share


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

     The following table sets forth the computation of basic and diluted loss per share. Pro forma loss per share assumes the conversion of all preferred stock into common stock and the recognition of the related effects of the beneficial conversion feature on the later of January 1, 2000, or the date of issuance of the preferred stock.


                                                                                            Period from
                                                                         Nine months     January 12, 1999
                                           Three months ended               ended         (inception) to
                                              September 30,               September 30,    September 30,
                                        2000                1999             2000               1999
                                 ----------------    ---------------   ---------------    ----------------
Numerator:
Net loss......................      $(41,882,547)       $(6,470,183)     $(124,498,957)       $(9,350,104)
Effect of beneficial
 conversion feature of Series
 D convertible preferred                      --                 --        (28,557,162)                --
 stock and warrants...........
Effect of beneficial
 conversion feature of Series
 E convertible preferred stock                --                 --        (13,532,100)                --
                                 ---------------    ---------------    ---------------     --------------
Net loss applicable to common
 stock........................      $(41,882,547)       $(6,470,183)     $(166,588,219)       $(9,350,104)
                                 ===============    ===============    ===============     ==============

Denominator:
Weighted average common
 shares outstanding...........        60,441,976         16,935,896         48,753,903         13,567,088

Conversion of Series A
 preferred stock..............                --         16,191,681          5,552,827         12,991,788
Conversion of Series B
 preferred stock..............                --                 --            983,571                 --
Conversion of Series C
 preferred stock..............                --                 --            562,055                 --
Conversion of Series D
 preferred stock..............                --                 --          1,127,299                 --
Conversion of Series E
 preferred stock..............                --                 --            469,179                 --
                                 ---------------    ---------------    ---------------     --------------
Shares used in pro forma
 calculation..................        60,441,976         33,127,577         57,448,834         26,558,876
                                 ===============    ===============    ===============     ==============
Net loss per share:
 Basic and diluted............      $      (0.69)       $     (0.38)            $(3.42)       $     (0.69)
 Pro forma....................      $      (0.69)       $     (0.20)            $(2.90)       $     (0.35)

(6) Initial Public Offering


     On March 17, 2000, the Company completed an initial public offering of 8,000,000 shares of its common stock and realized net proceeds of $132.7 million. As of the closing date of the offering, all of the Company's convertible preferred stock outstanding was converted into common stock.


(7) Stock Options


     In the three and nine months ended September 30, 2000, the Company granted to employees options to purchase 1,204,500 and 5,828,415 shares, respectively, of common stock at exercise prices ranging from $1.70 to $18.50 per share that will vest over a period of four years. In addition, in February 2000, the Company granted options to non-employee directors to purchase 630,000 shares of common stock at exercise prices ranging from $6.67 to $10.00 per share that vested immediately. In the three and nine months ended September 30, 2000, the Company recorded approximately $500,000 and $7.1 million, respectively, of compensation expense resulting from the grant of options with exercise prices below fair value. Remaining deferred compensation as of September 30, 2000, of $13.6 million will be amortized over the applicable vesting period.

     During the third quarter of 2000, the departure of certain employees with unvested options resulted in a reversal of $5.9 million of deferred stock option compensation and approximately $562,000 of previously recognized stock-based compensation expense.


(8) Capital Stock

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

     The 1,430,000 shares of Series D, warrants to purchase 221,400 shares of common stock issued in conjunction with Series D and the 1,127,675 shares of Series E were issued with beneficial conversion features approximating $27.2 million, $1.4 million and $13.5 million, respectively. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible. These amounts have been accounted for as an increase in additional paid-in capital and in-substance dividends to preferred stockholders in the first quarter of 2000 and accordingly have resulted in an increase in the loss applicable to common stockholders of $42.1 million for the nine months ended September 30, 2000.


(9) Commitments and Contingencies


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

     In July 2000, the Company entered into a network service agreement with AT&T Corp. to provide Internet service to its subscribers. Under the agreement, the Company is obligated to pay minimum commitment amounts over the term of the agreement equaling $405,000, $7.3 million, $14.5 million and $10.4 million for calendar years 2000, 2001, 2002 and 2003. The agreement may be terminated by the Company upon 60 days written notice for any reason upon the payment of a termination fee based on a percentage of the then current commitment level and the remaining term of the agreement.

     In July 2000, the company entered into a network services agreement with Genuity Solutions, Inc. to provide dial-up Internet service to its subscribers. Under the agreement, the Company is obligated to pay minimum commitment amounts over the three year term of the agreement equaling $200,000 per month.

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

     OVERVIEW

     The following is a discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2000, and September 30, 1999, and for the nine months ended September 30, 2000, and the period from January 12, 1999, (inception) through September 30, 1999, (each referred to herein as "the nine months"), including significant factors that could affect our prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the financial statements included in this report and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1999, contained in our Registration Statement on Form S-1, as amended (SEC File No. 333-93545), filed with the Securities and Exchange Commission.

     We were formed in January 1999, and in November 1999 we introduced our i-opener service. On November 10, 2000, we announced plans to realign our strategic focus. Under this new focus, we intend to provide infrastructure software and hardware to various Internet and other service providers. We have decided to de-emphasize our current business of offering Internet-based content, applications and services through devices specifically designed for Internet access, commonly known as Internet appliances, directly to consumers.

     We are structuring our ongoing operations around two separate, but complementary, business units. The first, called Netpliance.net, will continue to provide our i-opener service to subscribers, but will expand to provide hosting services, content and network management to Internet and other types of service providers. As of September 30, 2000, we provided our i-opener service to approximately 49,400 subscribers. Through January 31, 2001, we will attempt to sell our remaining inventory of approximately 27,000 appliances to new subscribers. After that date, we do not expect to actively market our i-opener Internet appliances to consumers. We expect to continue our i-opener service; however, we cannot provide assurances that, due to business or economic reasons, we will not, at some point, discontinue our i-opener service or cease to upgrade it. We may be unable to sell all, or any, of our remaining inventory, in part due to our new business focus.

     Our second business unit, called Netpliance IPG (Infrastructure Products Group), will provide the infrastructure, including software, necessary to enable the delivery of broadband and other Internet access services. This business unit will market itself to Internet Service Providers, Multiple System Operators, Local Exchange Carriers and Interchange Carriers and other similar types of service providers.

     We currently generate revenues from the sale of our i-opener Internet appliances, from monthly subscriber fees for our i-opener service and from the sale of printers and other accessories for use with our i-opener Internet appliances. We currently charge $299 for our i-opener Internet appliances, and we currently charge our subscribers $21.95 per month for our service.

     In the future we expect to generate revenue in our Netpliance.net business unit from application service fees, hosted service fees and network management fees. We expect to generate revenue in our

Netpliance IPG business unit from infrastructure appliance sales, recurring software licensing fees, maintenance fees and professional service fees. However, we have not proven that we can generate significant revenues in any of these new areas.

     To date, we have funded our activities primarily through private equity offerings of our common stock and preferred stock, and through the sale of our common stock in our initial public offering on March 17, 2000.

     BUSINESS TRANSITION

     In implementing our new strategic focus, we will significantly restructure our existing operations and reallocate our existing assets. As part of this transition, we will reduce our headcount by approximately 38%. Much of this reduction comes in our sales and marketing departments as a result of the discontinuation of our direct consumer sales effort. We are also reducing the number of our administrative personnel in an effort to control costs. We expect the headcount reduction to decrease our annual operating expenses by approximately $5.4 million. We intend to reallocate any savings to our research and development department, where we expect to significantly increase our previous level of investment. We have not formalized our restructuring plan and, although we have not yet calculated the restructuring charge we will record, we expect to record a charge ranging from $2.5 million to $3.5 million in the fourth quarter of 2000.

     RESULTS OF OPERATIONS

     The following discussion compares our financial condition and results of operations for the periods ended September 30, 2000 and 1999, and significant factors that could affect our prospective financial condition and results of operations.

     Revenues. Revenues consist of Internet appliance revenues, subscription revenues and peripheral sales revenues.

     Internet appliance revenues consist of sales of our "i-opener membership pak" directly to customers or to retail outlets that in turn resell our devices to the public. Internet appliance revenue for the quarter ended September 30, 2000 was approximately $230,000 due to the sale of approximately 1,000 i-opener membership paks. We recognize revenue on the sale of Internet appliances upon delivery of the product to the consumer, or the customer of the retail outlet. Purchasers can return the product for up to 30 days after the date of sale. We establish a reserve for returned product based upon actual returns we have experienced. Through July 31, 2000, we never took title to the product and, therefore, did not recognize Internet appliance revenue. Instead, we recognized the cost of the i-opener Internet appliance, net of sales proceeds, as a loss on subsidized appliance sales.

     Subscription revenues consist primarily of monthly subscription fees paid by consumers for our i-opener service. Subscription revenues increased to $3.4 million for the quarter ended September 30, 2000, as compared to $0 for the quarter ended September 30, 1999. Subscription revenues increased to $5.7 million for the nine months ended September 30, 2000, as compared to $0 for the nine months ended September 30,1999. The increase in subscription revenues is attributable to the increase in the number of subscribers who used our i-opener service, which began in November 1999. During the third quarter, we implemented a plan to transition or discontinue our i-opener service to approximately 4,400 subscribers who had been accessing the service through our 800 number. This 800 service significantly increased the cost of providing our i-opener service. As of September 30, 2000, we had approximately 49,400 subscribers.

     Peripheral revenues consist primarily of revenue earned from the sale, to our i-opener subscribers, of printers and other accessories for use with our i-opener Internet appliance. Peripheral revenues increased to approximately $195,000 for the quarter ended September 30, 2000, as compared to $0 for the quarter ended September 30, 1999. Peripheral revenue for the third quarter of 2000 decreased significantly from the preceding quarter ended June 30, 2000, because we did not sell our i-opener Internet appliance for much of the third quarter. After the announcement of the i-opener membership pak in July, we did not begin shipping the pak to retail outlets until September 2000 and did not begin shipping the pak to direct customers until October 2000. Peripheral revenues increased to $2.1 million for the nine months ended September 30, 2000, as compared to $0 for the nine months ended September 30, 1999.

     Cost of Revenues. Cost of revenues through September 30, 2000, consists of the costs of internet appliances, costs of providing the i-opener service and costs of peripherals.

     Cost of i-opener Internet appliances consists primarily of the cost of the i-opener Internet appliances sold to our i-opener subscribers through our i-opener membership pak during the period. Cost of i-opener Internet appliances increased to $556,000 for the quarter ended September 30, 2000, as compared to $0 for the quarter ended September 30, 1999. Cost of Internet appliances was also $556,000 for the nine months ended September 30, 2000, as compared to $0 for the nine months ended September 30, 1999. Through the period ended July 31, 2000, the cost of the i-opener Internet appliance, net of sales proceeds, was classified in our statement of operations as loss on subsidized appliance sales.

     Cost of providing the i-opener service consists primarily of employee salaries and expenses related to providing the i-opener service to subscribers, content, consulting and telecommunications network charges paid to third parties and depreciation on equipment used to provide the i-opener service. Cost of services increased to $8.0 million for the quarter ended September 30, 2000, as compared to $0 for the quarter ended September 30, 1999. Cost of services increased to $19.6 million for the nine months ended September 30, 2000, as compared to $0 for the nine months ended September 30, 1999. The increase in cost of services is attributable to the initiation of our i-opener service in November 1999 and the related cost of operations to provide the i-opener service to our subscribers.

     Cost of peripherals consists primarily of the costs of printers and other accessories sold to our i-opener subscribers during the period. Cost of peripherals increased to approximately $148,000 for the quarter ended September 30, 2000, as compared to $0 for the quarter ended September 30, 1999. Cost of peripherals increased to $1.3 million for the nine months ended September 30, 2000, as compared to $0 for the nine months ended September 30, 1999. This increase in cost is attributable to the purchases of printers and other accessories that began when we initiated our i-opener service and the sale of our i-opener Internet appliances in November 1999.

     Loss on Subsidized Appliance Sales. We have offered our i-opener Internet appliance at a price significantly below our cost, as an incentive for new customers to subscribe to our i-opener service. Through July 31, 2000, we presented the loss generated from the sale of these units as an operating expense. A loss is recognized in the period in which we ship an appliance to a customer or a retailer. We used this method because the devices were shipped directly from the manufacturer to the customer or the retailer, and we never took title to the devices.

     As a result of supply constraints in the past, in the third quarter of 2000 we created an inventory of i-opener Internet appliances in a third-party warehouse facility located in the United States to be used during periods of peak demand to complement our direct shipment method of delivery. We continued the practice of recognizing a loss on subsidized appliance sales until the backlog of orders that existed on July 31, 2000 was fulfilled. After we filled the backlog orders, we began taking delivery of the devices at our third party warehouse and began recording revenues from the sale of i-openers with a related cost of sales. Loss on subsidized appliance sales increased to $2.0 million for the quarter ended September 30, 2000, as compared to $0 for the quarter ended September 30, 1999. Loss on subsidized appliance sales increased to $27.2 million for the nine months ended September 30, 2000, as compared to $0 for the nine months ended September 30, 1999, due to the initiation of appliance shipments in November 1999.

     Contractual Settlement. As a result of our new strategic focus, and the de-emphasis of our direct consumer sales effort, we reduced our outstanding purchase order with Quanta Computer, Incorporated, the manufacturer of the i-opener Internet appliance. The reduction in our outstanding purchase order resulted in a cancellation fee of $6.3 million. This negotiated fee compensated Quanta for, among other things, cancellation penalties Quanta incurred to stop shipments of raw materials they had ordered to fulfill our requirements and raw materials Quanta had in stock that were unique to the i-opener Internet appliance.

     Write-down of Inventory and Loss on Purchase Commitment. In September 2000, although we had not fully developed our revised strategic focus, we decided that we would cease to actively market our i-opener service through direct consumer sales. As a result, we expect a negative effect on sales of our remaining inventory of i-opener Internet appliances, since these products may not be perceived to be a part of a larger integrated or complementary portion of our ongoing business plan. Because of the uncertainty regarding the sale of this remaining inventory, in the third quarter of 2000 we recorded a $11.4 million charge to record inventory at the lower of cost or market. In addition, we recorded a $2.5 million charge for the loss on the remaining negotiated purchase commitment, based on our settlement with the manufacturer. The write-down of inventory and the loss on the purchase commitment were associated with excess inventory resulting from our decision to refocus our business away from selling devices and providing Internet access. Due to the difficulty in estimating future demand for these services, it is reasonably possible that these amounts may change in the near term which could have a material effect on the results of operations and our financial condition in the future.

     Stock-based Compensation. Stock-based compensation increased to approximately $500,000 for the quarter ended September 30, 2000, as compared to approximately $10,000 for the quarter ended September 30, 1999. Stock-based compensation increased to $7.1 million for the nine months ended September 30, 2000, as compared to approximately $232,000 for the nine months ended September 30, 1999. These expenses are attributable to stock options granted during 2000 and 1999 with exercise prices that were less than the estimated fair value of the underlying common stock on the date of grant. The $500,000 of expense in the third quarter of 2000 consisted of $1.1 million in expense offset by $562,000 in recapture of expense recorded in the prior quarter due to the departure of certain employees with unvested options. Additional deferred stock compensation totaled $13.6 million as of September 30, 2000. This amount will be amortized over the remaining vesting period of the applicable options.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries for marketing, business development and sales personnel, and costs of our marketing efforts to generate demand for and consumer awareness of our i-opener service. These costs include development of advertising, public relations events, promotions and trade shows. Sales and marketing expenses increased to $8.5 million for the quarter ended September 30, 2000, as compared to $2.1 million for the quarter ended September 30, 1999, and to $43.3 million for the nine months ended September 30, 2000, as compared to $3.2 million for the nine months ended September 30, 1999. The increase in sales and marketing expenses is primarily attributable to the increase in advertising costs, totaling $24.8 million, and the increase in our employment costs associated with the staffing of our i-opener sales department. We expect that sales and marketing expenses will decrease in future periods as we de-emphasize our direct consumer sales effort, which will result in a reduction in personnel in this area and in consumer advertising. Under our new strategic focus, we will concentrate our business development efforts in recruiting personnel with experience in managed network, software and infrastructure services.

     General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for the executive, administrative, finance and information systems departments, and facility costs, professional fees and recruiting. General and administrative expenses increased to $4.3 million for the quarter ended September 30, 2000, as compared to $1.6 million for the quarter ended September 30, 1999, and to $9.7 million for the nine months ended September 30, 2000, as compared to $2.0 million for the nine months ended September 30, 1999. The increase in general and administrative expenses is primarily attributable to the general increase in the number of employees comprising the executive, administrative, finance and information systems departments. We expect that general and administrative expenses will decrease in future periods as a result of the lower number of employees, including administrative personnel, after the reorganization of our operations.

     Research and Development. Our research and development expenses consist primarily of employee salaries and related expenses and consulting fees relating to the design of the i-opener service, as well as the development of our technology to manage and deliver content and applications to various Internet appliances. Research and development expenses increased to $3.4 million for the quarter ended September 30, 2000, as compared to $2.8 million for the quarter ended September 30, 1999. Research and development expenses increased to $8.2 million for the nine months ended September 30, 2000, as compared to $4.1 million for the nine months ended September 30, 1999. We expect that research and development expenses will increase as a result of our new strategic focus.

     Interest Income and Interest Expense. Interest income increased to $2.0 million for the quarter ended September 30, 2000, as compared to approximately $86,000 for the quarter ended September 30, 1999 and to $4.8 million for the nine months ended September 30, 2000, as compared to approximately $116,000 for the nine months ended September 30, 1999, as a result of an increase in the average cash balances held at banking and financial institutions from the sale of common stock in our initial public offering and previous sales of convertible preferred stock sold in private offerings. Interest expense decreased to approximately $45,000 for the quarter ended September 30, 2000, as compared to approximately $58,000 for the quarter ended September 30, 1999, due to higher interest cost in the first part of our two-year equipment lease entered into in August 1999. Interest expense increased to approximately $165,000 for the nine months ended September 30, 2000, as compared to approximately $62,000 for the nine months ended September 30, 1999, as a result of payments made for the full nine months on existing equipment financing arrangements.


     LIQUIDITY AND CAPITAL RESOURCES


     From inception in January 1999 through September 30, 2000, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230 million. At September 30, 2000, we had $76.6 million in cash, cash equivalents and short-term investments. Although we have taken steps to decrease our future operating expenses, our new strategic focus will require additional capital to fund operating losses, research and development expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations. In addition we expect to incur expenses of between $2.5 million and $3.5 million over the next quarter in connection with our restructuring plan. However, there can be no assurance that any additional financing will be available or that we can achieve positive operating cash flows.

     Working capital increased by $66.1 million to $77.1 million as of September 30, 2000, from $11.0 million at December 31, 1999. During the nine months ended September 30, 2000, we received $193.0 million from the private and public sale of our common and preferred stock, including $132.7 million of net proceeds from the sale of 8,000,000 shares of common stock in our initial public offering on March 17, 2000.

     Net cash used in operating activities was $104.4 million and $8.7 for the nine months ended September 30, 2000, and 1999, respectively. Cash used in operating activities during the nine months ended September 30, 2000, consisted primarily of net operating losses of $124.5 million.

     Net cash used in investing activities was $71.9 million and $1.5 for the nine months ended September 30, 2000, and 1999, respectively. Cash used in investing activities consists of the purchase of property and equipment and the purchase of certain investment securities.

     Net cash provided by financing activities was $178.5 million and $22.4 million for the nine months ended September 30, 2000 and 1999, respectively.
The $178.5 million provided during the nine months ended September 30, 2000, includes $132.7 million of net proceeds from the sale of 8,000,000 shares of our common stock in our initial public offering and $58.9 million of net proceeds from the private sale of shares of preferred stock, partially offset by $11.7 million used by us to purchase a certificate of deposit to secure a standby letter of credit issued to our device manufacturer.

     We have commitments under facility and other operating leases of $9.8 million, including a $8.4 million commitment under a second facility lease agreement expiring in 2005, and obligations under capital leases of $891,000 as of September 30, 2000. The obligations under capital leases relate to equipment leased under leases with three different vendors, each of which expires in the year 2001.

     In July 2000, we provided Quanta Computer, Incorporated, our third party manufacturer of the i-opener Internet appliance, a standby letter of credit in the amount of $11.7 million, which was secured by a certificate of deposit of equal amount. The letter of credit could be drawn upon in the event we failed to make payments to Quanta pursuant to the terms and conditions of our agreement with them. On September 20, 2000, we negotiated a reduction in our outstanding purchase order with Quanta and, as a result, incurred a penalty of $6.3 million. On October 27, 2000, Quanta drew this amount, plus $2.9 million to cover outstanding invoices generated from October shipments, from the letter of credit with our consent. On October 31, 2000, the remaining $2.5 million of the letter of credit expired and we deposited the resulting funds into our general operating account. In July 2000, we entered into a network service agreement with AT&T Corp. to provide Internet service to our i-opener subscribers. Under the agreement, we are obligated to pay minimum commitment amounts over the term of the agreement equaling $403,000, $7.3 million, $14.5 million and $10.4 million for calendar years 2000, 2001, 2002 and 2003. We may terminate this agreement upon 60 days written notice for any reason upon the payment of a termination fee, which is based on a percentage of the then current commitment level and the remaining term of the agreement. Additionally, In July 2000, we entered into a network services agreement with Genuity Solutions, Inc. to provide dial-up internet service to its subscribers. Under the agreement, we are obligated to pay minimum commitment amounts over the three year term of the agreement equaling $200,000 per month. We anticipate that we will be unable to meet our minimum commitment amounts, and we may need to terminate these agreements or renegotiate the terms of these agreements on a less favorable basis, which will adversely affect our financial results.

     We have not formalized our restructuring plan, and although we have not yet calculated the restructuring charge we will record, we expect to record a charge ranging from $2.5 million to $3.5 million in the fourth quarter of 2000.

     Our future capital requirements will depend on a variety of factors, including acceptance of broadband and implementation of our new strategy, as well as other factors, such as the resources we devote to develop, market, sell and support our service and product offerings. We expect to devote substantial capital resources:

     .   for our business development efforts;

     . to hire and expand our engineering and research and development departments;

     .   to further develop our service and product offerings; and

     .   for general corporate purposes.

     Although we have no specific plans regarding future expenditures, we believe that our cash, cash equivalents and other short-term investments as of September 30, 2000 will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before that time. We may need to raise additional funds in order to:

     .   fund anticipated growth;

     .   develop new services and products; or

     . acquire or invest in complementary businesses, technologies, services or products.

     In addition, in order to meet long term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms, or at all.

     Finally, shares of common stock that were sold in our initial public offering through a directed share program in connection with our initial public offering may have been offered or sold in violation of the federal securities laws. If these offers or sales were in violation of those laws, the purchasers could, for a period of one year after the date of their purchase of common stock, recover the purchase price paid for their common stock, or, if they sell the stock, seek damages resulting from their purchase of the common stock. If any of these investors successfully seek recovery or damages, we may need to raise additional funds in order to pay any recovery or damages awarded to these investors.


     RECENT ACCOUNTING PRONOUNCEMENTS


     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. We do not expect the adoption of SFAS No. 133 to have a significant impact on our financial condition or results of operations.

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

     The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation provides guidance related to the implementation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, we must prospectively account for the impact of those changes. We do not believe the adoption of this interpretation will have a material impact on our financial position or results of operations.


     FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS


     Our future operating results and financial condition are dependent on our ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation the following:

     We cannot predict our future results because we have a limited operating history and have recently undergone a restructuring of our business.

     We were incorporated in January 1999, and we began offering our i-opener service in November 1999. However, due primarily to a subsidy of the sale price of our i-opener Internet appliance, we have suffered operating losses sufficient to potentially jeopardize our ability to continue operations. In order to preserve our remaining operating cash and to attempt to become profitable, we have formulated a new strategic direction and announced certain restructuring actions aimed at reducing our cost structure, improving our competitiveness and becoming profitable. There are several risks and costs inherent in our efforts to transition to a new business model. These include the risk that we may not be able to reduce expenditures and improve liquidity before our cash is depleted and the risk that cost-cutting initiatives will impair our ability to innovate and remain competitive in our industry. We expect to incur operating losses throughout at least the remainder of 2000 and continuing into 2001, and it is possible that we may never become profitable.

     As part of our restructuring effort, we intend to reorganize into two distinct but complementary business units, Netpliance.net and Netpliance IPG. Netpliance.net will handle our existing i-opener service, and will expand into hosted consumer applications, contract delivery services and infrastructure management. Netpliance IPG will provide infrastructure appliances and management tools for Internet Service Providers (ISPs), Local Exchange Carriers
(LECs), Multiple System Operators (MSOs) and InterExchange Carriers (IECs) and other types of similar service providers. After our reorganization, we intend to attempt to add new subscribers to our i-opener service until our current inventory of i-opener Internet appliances has been sold, and we intend to continue our i-opener service; however, we cannot provide assurances that, due to business or economic reasons, we will not at some point, discontinue our i-opener service or cease to upgrade it. Successful implementation of our reorganization involves several risks. These risks include:

     .  reliance upon unproven products and technology;

     .  the effect of continued degradation of the Company's liquidity;

     .  market acceptance of our new products and services;

     . our ability to anticipate and adapt to a developing market and to rapidly changing technologies;

     .  the effect of competitive pressures in the marketplace;

     .  our new, unproven and evolving business model;

     . our need to expand significantly our internal resources to support growth of our products and service offerings;

     . uncertainties concerning the Company's strategic direction and financial condition or revenue and liquidity;

     . our need for network operators to launch and maintain commercial services utilizing our new products and services;

     .  the effect of restructuring actions;

     . the uncertainty of market acceptance of commercial services utilizing our products and services;

     . our need to introduce reliable products and services that meet the demanding needs of network operators and service providers; and

     . our need to realign and enhance our business development, research and development, consulting and support organizations, and expand our distribution channels.

     Even if our new business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues we currently face. In addition, although we believe that the actions that we are taking under our reorganization plan should help us become profitable, there can be no assurance that such actions will succeed.

     Internal and external changes resulting from our reorganization and transition towards our new strategic focus may disrupt our customers, strategic partners, distributors and employees, and create a prolonged period of uncertainty, which could have a material adverse affect on our business. Our new strategy requires substantial changes including, over time, pursuing new strategic relationships, increasing our research and development expenditures, reducing employee headcount, adding employees who possess the new skills we will need, investing in new technologies, establishing leadership positions in new high-growth markets and realigning and enhancing our sales and marketing departments. Many factors may impact our ability to implement this strategy, including our ability to finalize agreements with other companies, manage the implementation internally, sustain the productivity of our workforce, introduce innovative new products in a timely manner, reduce operating expenses, and quickly respond to and recover from unforeseen events associated with our transition and realignment.

     As a result of our reorganization, it will be difficult to forecast our financial performance. However, we expect that both sales and operating income may continue to be negatively impacted, and we expect to report operating losses in fiscal 2001.

     For the foregoing reasons there can be no assurance that the current restructuring actions will achieve their goals or that similar actions will not be required in the future. Our future operating results and financial condition could be adversely affected should we encounter difficulty in effectively managing the transition to our new business model and cost structure.

     For more information regarding our restructuring actions refer to Note 1 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

     We may be unsuccessful at establishing new product lines and markets.

     Our financial performance and future growth depend upon the rapid growth of new markets, and our ability to establish a leadership position in those markets. We are investing a significant proportion of our resources in several emerging product lines in markets that are forecasted to grow at a significantly higher rate than the networking industry average. We will focus on the following high-growth and emerging market opportunities to enable other businesses to provide enhanced broadband access to residential consumers.

     At the present time, the markets for these products and solutions are still emerging. Industry standards for these technologies are yet to be widely adopted and the market potential remains unproven. If these markets do not grow at a significant rate, or if we do not generate sufficient sales in these product lines, our financial results will be adversely affected.

     Our ability to develop and introduce new products is unproven.

     Products in the markets in which we compete have short life cycles. Therefore, our success depends on our ability to identify new market and product opportunities, to develop and introduce new products in a timely manner, and to gain market acceptance of new products, particularly in our targeted high-growth, emerging markets.

     Any delay in new product introductions or lower than anticipated demand for our new products could have an adverse affect on our operating results or financial condition, particularly in those product markets we have identified as emerging high-growth opportunities.

     We may compete with our potential partners which may prevent us from forming strategic alliances.

     We must compete in some business areas with companies with which we need to form strategic alliances and, at the same time, cooperate with such companies in other business areas. If these companies fail to perform, or if these relationships fail to materialize as expected, we could suffer delays in product or market development or other operational difficulties. Also, our results of operations or financial condition could be adversely impacted if we experience difficulties managing relationships with our partners or if projects with partners are unsuccessful. In addition, if our competitors enter into successful strategic relationships, they could increase the competition that we face.

     If our products are defective, we may be liable to make payments under warranties and our business will suffer.

     Because our products are often covered by warranties, we may be subject to contractual and/or legal commitments to perform under such warranties. If our products fail to perform as warranted and we do not resolve product quality or performance issues in a timely manner, our operating results or financial condition could be adversely affected. Likewise, if we fail to meet commitments related to the installation of networks, we could be subject to claims for business disruption or consequential damages if a network implementation is not completed successfully in a timely manner. Our i-opener Internet appliances are subject to a 90-day warranty for parts and labor and a one year warranty for parts. If a significant number of appliances are returned pursuant to these warranties, our financial condition could be adversely affected.

     If we are unable to acquire key components or unable to acquire them on favorable terms, our business will suffer.

     Some key components of our products and some services on which we will rely are currently available only from single or limited sources. In addition, some of these suppliers are also our competitors. We cannot be certain that we will be able to meet our demand for components in a timely and cost-effective manner. For example, due to strong world-wide demand, the electronics industry is facing shortages on various memory devices and passive components. Due to these shortages, our ability to procure these components and meet our on-time delivery requirements in a cost-effective manner could be impacted. Our operating results, financial condition, or customer relationships could be adversely affected by these shortages. These adverse effects could result from an inability to fulfill customer demand or increased costs to acquire key components or services.

     Also, there has recently been a trend toward consolidation of vendors of electronic components. This greater reliance on a smaller number of suppliers increases our risk of experiencing unfavorable price fluctuations or a disruption in supply.

     The cost, quality, and availability of third party manufacturing operations are essential to the successful production and sale of many of our products.
The inability of any third party manufacturer to meet our cost, quality, and availability standards could adversely impact our financial condition or results of operations.

     If we are unable to meet our contractual commitments, our financial results may be adversely affected.

     We have entered into and intend to continue to enter into minimum quantity or other non-cancelable commitments as needed such as our contracts with AT&T and Genuity. These types of agreements subject us to risk depending on future events. We may be unable to meet our commitments under our contracts with AT&T and Genuity or any other minimum quantity or other non-cancelable commitments we may enter into in the future. This may result in renegotiation of the contracts on a less favorable basis, or we may incur other liabilities that adversely affect our financial results.

     We are not profitable and expect to incur future losses and negative cash flow that could cause our stock price to fall.

     As of September 30, 2000, we had an accumulated deficit of $210.1 million due primarily to our subsidy of the sales price of our i-opener Internet appliance. From January 1, 2000 through September 30, 2000, we generated only $8.0 million in revenues. We will need to generate and sustain dramatically greater revenues from sales of our products and services if we are to achieve profitability. If we are unable to achieve dramatically greater revenues, our losses will likely continue indefinitely and we may never generate profits. If this occurs, the market price of our common stock will suffer.

     Our new business focus will be dependent upon our infrastructure products and services and our future revenue depends on the commercial success of our products and services.

     Growth in our new business will depend on the commercial success of our infrastructure products and services and other services and products we may develop and/or offer. Our other services and products under development may not achieve widespread market acceptance. If our target customers do not adopt, purchase and successfully deploy our planned products and services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed. In addition, to the extent we promote any portion of our technology as an industry standard by making it readily available to users for little or no charge, we may not receive revenue that we might otherwise have received.

     Adoption and integration of our infrastructure software and hardware and other related services by large customers is complex, time consuming and expensive.

     We will market our infrastructure software and hardware and other related services primarily to large organizations. The adoption and integration of our infrastructure software and hardware and other related services by large organizations is complex, time consuming and expensive. In many cases, our customers must consider a wide range of issues before committing to use our infrastructure software and hardware and other related services, including benefits, ease of use, ability to work with existing systems, functionality and reliability. Furthermore, we must educate potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our infrastructure software and hardware and other related services will often be discretionary. It will frequently takes several months to develop a customer relationship and will require approval at a number of management levels within the customer's organization. These long cycles may cause delays in our sales and we may spend a large amount of time and resources on potential customers who decide not to use our products or services, which could materially and adversely affect our business.

     The infrastructure products and services market is new and our business will suffer if the market does not develop as we expect.

     The market for infrastructure products and services is new and evolving.
We cannot be certain that a broad-based market for our products or services will emerge or be sustainable. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

     Because our Internet hosted delivery services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

     Our Internet hosted services are highly complex and are designed to be deployed in and across numerous large and complex networks. We and our customers have from time to time discovered errors and defects in our software and hardware. In the future, there may be additional errors and defects in our software or hardware that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

     .  loss of or delay in revenues and loss of market share;

     .  loss of customers;

     .  failure to attract new customers or achieve market acceptance;

     .  diversion of development and engineering resources;

     .  loss of credibility or damage to business reputation; and

     .  increased service costs.

     Any failure of our telecommunications and network providers to provide required transmission capacity to us could result in interruptions in our services.

     Our existing and future operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of these network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. This failure may be a result of the telecommunications providers or Internet or other service providers experiencing interruptions or other failures, failing to comply with or terminating their existing agreements with us, or otherwise denying or interrupting service or not entering into relationships with us at all or on terms commercially acceptable to us. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

     We may in the future experience a delay in revenue recognition or be required to encumber available funds in order to secure certain business relationships, which could delay or reduce our recognition of revenue and profitability.

     We believe that, due in part to turbulence in the financial markets during the first nine months of 2000 and market skepticism about the stability of Internet-related companies, some companies have begun to, and may in the future, require businesses such as ours to post bonds, obtain letters of credit, or otherwise encumber available funds as a pre-requisite for entering into business relationships with suppliers, vendors, co-marketers, landlords and other types of conventional business relationships. If we are required to encumber our resources in order to establish or maintain our current or future business relationships, our cost to establish and maintain such relationships will increase and our profitability may be reduced or delayed as a result, or we may not enter into some relationships that would otherwise benefit the development of our business due to such requirements.

     Our market share and revenues will suffer if we are not able to compete successfully for customers for our infrastructure products and services.

     The markets for infrastructure products and services are intensely competitive, evolving and subject to rapid technological change. These markets are characterized by an increasing number of entrants. We compete for customers, directly or indirectly, with the following categories of companies:

     . software platform providers such as Aether Systems and Liberate Technologies;

     . Internet infrastructure products and/or service providers such as Intel, Akamai, Marimba, Inktomi, 3com and Phone.com; and

     . providers of the communications equipment such as Alcatel, Cisco Systems, Hewlett Packard, Intel, Lucent Technologies, Nortel Networks and Siemens.

     Virtually all of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger base of customers than we do. In addition, many of our competitors have nationally known brands and have extensive knowledge of our industry. Moreover, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address consumer needs or to combine hardware product and service offerings. We expect the intensity of competition in this market to increase in the future. Increased competition is likely to result in price reductions, reduced or negative margins and difficulty in gaining market share. Any of these effects could seriously harm our business.

     Our success depends on acceptance of our products and services by network operators.

     Our future success depends on our ability to increase revenues from sales of our products and services and related server-based software and services to new and existing network operator customers and on market acceptance of new products and services and related server-based communications applications software products, and we may not be able to achieve widespread adoption of these products and services by these customers. This dependence is exacerbated by the relatively small number of network operators worldwide. We cannot assure you that network operators will widely deploy or successfully market services based on our products, or that large numbers of subscribers will use these services.

     If we are unable to integrate our products with third-party technology, such as network operators' systems, our business may suffer.

     Our Internet infrastructure products and services will be integrated with network operators' systems and third party internet devices such as PCs, residential gateways, set-top boxes and Internet appliances. If we are unable to integrate our platform products with these third-party technologies, our business could suffer materially. For example, if, as a result of technology enhancements or upgrades of these systems, we are unable to integrate our products with these systems, we could be required to redesign our software products. Moreover, many network operators use legacy, or custom-made, systems for their general network management software. Legacy systems and certain custom-made systems are typically very difficult to integrate with new infrastructure software.

     Beginning operations of our new business strategy will require significant expense and could strain management, financial and operational resources.

     Implementing our new business strategy will require significant additional expense and could strain our management, financial and operational resources. In addition, we have limited or no experience in this new business area. We may not be able to expand our operations in a cost-effective or timely manner. If customers do not receive this new business favorably, our reputation and brand name could be damaged.

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

     Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled personnel and on the continued service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business, as could the loss of our technical support and operations personnel who are key to developing and maintaining the operations of our services. Recently, a significant number of our employees have been terminated in cost cutting and restructuring activities or voluntarily departed to pursue other opportunities. Our facilities are located in Austin, Texas, which has a high demand for technical and other personnel and a relatively low unemployment rate. Competition for qualified personnel possessing the skills necessary for success in the competitive market of infrastructure software and hardware and related services is intense, and we may fail to attract or retain the employees necessary to execute our new business model successfully.

     Rapid technological change could render our products and services obsolete.

     The Internet and the related industries are characterized by rapid technological innovation, sudden changes in customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market will require that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

     . to develop or license new products, services and technology that address the varied needs of our customers and prospective customers; and

     . to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     If we are unable, for technical, financial, legal or other reasons, to adapt in a timely manner to changing market conditions or subscriber preferences, we could lose customers, which would cause a decrease in our revenue.

     We may be unable to obtain the additional capital required to grow our business, which could seriously harm our business. If we raise additional funds, our current stockholders may suffer substantial dilution.

     As of September 30, 2000, we had $76.6 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds at any time, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to the capital markets when we need to raise additional funds. Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our level of expenditures for sales and marketing and the cost of product and service upgrades. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, our existing stockholders will experience dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we do not obtain additional funds, we may, in the near future, cease to be a viable going concern.

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

     We believe there is an increasing amount of litigation in the Internet industry regarding intellectual property rights. It is possible that third parties may in the future claim that we or our products or services infringe upon their intellectual property rights. We expect that providers of infrastructure software and hardware and other related services will be subject to an increasing number of infringement claims as the number of products, services and competitors in our market grows. Any claim, with or without merit, could consume management time, result in costly litigation, cause delays in implementation of our products or services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business. Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

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

     If we are unable to sell our inventory of i-opener Internet appliances our business will suffer.

     We currently hold a significant number of our i-opener Internet appliances in inventory. We have written down a significant portion of the value of this inventory. If we are unable to sell these appliances as fast as we anticipate, we may have to write down much of the remaining value, if not all, of this inventory, which will negatively affect our business. Further, because we book revenue on the sale of our i-opener Internet appliances on a sell-through basis, if our distributors return their inventory of our appliances it could damage our ability to liquidate our inventory.

     We do not expect to pay dividends on our common stock, and investors should not buy our common stock expecting to receive dividends.

     We have never declared or paid any cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving dividends.

     Fluctuations in operating results, market volatility and other factors may adversely affect our stock price.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

     .  variations in quarterly operating results;

     . changes in estimates of our financial performance by securities analysts or a decrease or cessation of analyst coverage of our stock;

     .  changes in market valuations of comparable companies;

     . announcements by us or our competitors of new products, services, significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

     . our inability to locate or maintain suppliers of our products at prices that will allow us to attain profitability;

     .  product or design flaws, product recalls or similar occurrences;

     .  additions or departures of key personnel;

     .  sales of capital stock in the future; and

     . fluctuations in stock market prices and volume, which are particularly common among highly volatile Internet-related securities.

     The large number of shares eligible for public sale could cause our stock price to decline.

     The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. This circumstance could become a significant issue if we sell securities in private placements at such time as the shares sold are either registered or may be resold in reliance on Rule 144.

     Our continued Nasdaq National Market listing is not assured.

     Our common stock is presently authorized for quotation on the Nasdaq National Market. Accordingly, we are subject to all requirements of our listing agreement with Nasdaq. Among the events that could cause us to have our status as a National Market Issuer terminated are:

     . failure to maintain a minimum bid price for the common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not tangible net assets for the Company is greater than or less than $4 million;

     . failure to maintain an audit committee that comports to the independence and other standards of the Nasdaq and the SEC; and

     . failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

     Our stock has recently had trading days near to the $1.00 minimum bid. If our stock price falls below that level, that could result in delisting or the need to complete a reverse stock split. If we lose our Nasdaq National Market status, our common stock would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable, and less liquid, marketplaces. Loss of our Nasdaq National Market status would also complicate compliance with state blue sky laws.


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

PART II.  OTHER INFORMATION.

ITEM I.   LEGAL PROCEEDINGS

     The Federal Trade Commission ("FTC") has instituted a review of our sales and marketing practices to determine whether we were, among other things, in compliance with the FTC's mail or telephone order merchandise rule. We have produced documents for the FTC pursuant to its requests, and have met with the FTC to further the FTC's review. Based on our discussions and our meeting with the FTC and ongoing review of the inquiry, we believe that the foregoing and any resulting action against us will not have a material adverse effect upon our business, financial condition or results of operations. However, there can be no assurances that any action the FTC may take against us will not include fines and penalties that may, in fact, be material to our business.

     We have commenced litigation in Austin, Texas, against our former advertising agency BBDO Worldwide, Inc. for actions arising from the agency's handling of our advertising account. The lawsuit asserts causes of action for breach of contract, breach of fiduciary duty, conversion, business disparagement and fraud. BBDO Worldwide, Inc. has answered the suit and denied our claims, but has asserted no counterclaims seeking damages. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division, Action Number 00CV613SS.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)

     10.1+ Internetworking Services Agreement, as amended, by and between Genuity Solutions, Inc. and Netpliance dated July 31, 2000.

     10.2+ Internet Services Agreement, as amended, by and between AT&T Corp. and Netpliance dated July 28, 2000.

     10.3 Employment Agreement by and between Francis S. Webster and Netpliance dated as of August 22, 2000.

     27     Financial Data Schedule

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed with the Securities and Exchange Commission.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETPLIANCE, INC.


Date:  November 10, 2000         /S/ FRANCIS S. WEBSTER
                                 -------------------------
                                 Francis S. Webster
                                 Chief Financial Officer

                                 EXHIBIT INDEX


        10.1+ Internetworking Services Agreement, as amended, by and between Genuity Solutions, Inc. and Netpliance dated July 31, 2000.

        10.2+ Internet Services Agreement, as amended, by and between AT&T Corp. and Netpliance dated July 28, 2000.

        10.3 Employment Agreement by and between Francis S. Webster and Netpliance dated as of August 22, 2000.

        27      Financial Data Schedule

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed with the Securities and Exchange Commission.