Form 10-K405
period 2000-12-31
NETPLIANCE INC
filed 2001-03-27
CIK 1097297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2000

                                   001-15715
                           (Commission File Number)

                              __________________

                               NETPLIANCE, INC.

            (Exact name of Registrant as specified in its charter)

                              __________________

               Delaware                                No. 74-2902814
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                       7501B N. Capital of Texas Highway
                              Austin, Texas 78731
                   (Address of principal executive offices)

                                (512) 681-8300
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

                              __________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at February 28, 2001, based on the $0.4375 per share closing price for our common stock on the Nasdaq National Market, was approximately $11,336,976.

     The number of shares of the Registrant's common stock outstanding as of February 28, 2001 was 60,587,647.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Table of Contents

                                                                                            Page
                                                                                            ----
     PART I
          Item 1.   Business...............................................................    1
          Item 2.   Properties.............................................................   15
          Item 3.   Legal Proceedings......................................................   15
          Item 4.   Submission of Matters to a Vote of Security Holders....................   15

     PART II
          Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..   16
          Item 6.   Selected Financial Data................................................   17
          Item 7.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..................................................   18
          Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.............   22
          Item 8.   Financial Statements and Supplementary Data............................   22
          Item 9.   Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure...................................................   22

     PART III
          Item 10.  Directors and Executive Officers of the Registrant.....................   22
          Item 11.  Executive Compensation.................................................   22
          Item 12.  Security Ownership of Certain Beneficial Owners and Management.........   23
          Item 13.  Certain Relationships and Related Transactions.........................   23

     PART IV
          Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......   24

     SIGNATURES............................................................................   25

                                    PART I

ITEM 1.  BUSINESS

Overview

     Since our organization in 1999, we have primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. Recently, however, we have changed our strategic focus and are exiting this consumer business. We are now developing a business plan to launch a hardware and software offering designed to enable broadband service providers to provide premium services over their telecommunications networks.

Internet Appliance Business

     We were formed in January 1999, and we began offering our Internet appliance and service in November 1999. Since that time, our operating history has consisted primarily of offering consumers Internet based content, applications and services through Internet appliances. Our offering of Internet appliances and related services to consumers generated extensive operating losses and negative cash flow because consumer demand for our consumer Internet offering was relatively weak, requiring us to sell our Internet appliance for a price well below our cost in order to gain customers. Therefore, in order to acquire the subscriber base necessary to generate enough revenue to make this business profitable, we required a great deal of capital over a fairly short period of time. Shortly after the initial public offering of our common stock in March 2000, the U.S. equity markets entered a period of increased volatility in which the stocks of many technology companies were negatively impacted. As a result, the trading price of our common stock declined dramatically, and it became apparent that it would be very difficult for us to raise additional financing in the capital markets. Without that additional financing, our consumer Internet offering could not be successful.

     In November 2000, we began shifting our business model to focus on providing broadband infrastructure and services and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. We reduced our headcount by approximately 38%, primarily in our consumer sales and marketing departments and in administration. In January 2001, we terminated all marketing and sales efforts related to our consumer Internet appliances, although we continued to service customers who had previously purchased our Internet appliances. Also in January 2001, we reduced our headcount by an additional 76 employees, and certain members of senior management who were dedicated to our consumer Internet offering resigned.

     In February 2001, we entered into an agreement with EarthLink, Inc. for the transfer of our service obligations relating to most of our existing customers. Pursuant to this agreement, these customers were offered continued Internet access only through EarthLink. Approximately 50,000 of our customers were transferred to EarthLink's service on March 12, 2001. The agreement calls for us to receive payments from EarthLink at a rate of $175 for each of our customers who transferred to the EarthLink service and who remains an EarthLink customer through two monthly billing cycles.

     After the transfer of our Internet service obligations to EarthLink, we continue to provide Internet access service to approximately 6,000 customers. We have the obligation to provide service to approximately 5,000 of these customers through November 2001. After that date, we expect to discontinue providing any Internet access service. We have network services agreements that we anticipate terminating or restructuring, which could result in significant termination fees or other charges.

We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. We have an inventory of approximately 20,000 Internet appliances that we expect to sell to a third party for that inventory's scrap value. We currently are continuing to operate our Internet portal, but we expect the EarthLink customers to be transitioned to an EarthLink portal in the future. In general, we are in the process of exiting our consumer-focused business entirely, but will continue to have significant obligations and potential liabilities relating to this business.

Broadband Initiative

     Currently, we are developing a business plan to launch an offering that will include hardware and software designed to enable broadband service providers to provide premium services over their telecommunications networks to businesses and consumers. In entering this untested and rapidly changing sector of telecommunications, we will face a variety of obstacles and challenges.

     Our first attempt at achieving profitability, by developing and marketing our Internet appliance and related services, was unsuccessful. Therefore, it may be more difficult for us to make an effective transition into an infrastructure technology company in the telecommunications market, especially in the areas of raising capital, attracting and retaining talented employees, attracting research analyst coverage of our common stock and gaining the confidence of possible strategic relationships, substantial investors and customers for our proposed new business.

     We plan on focusing our efforts on developing an offering that helps broadband service providers enable premium services over their telecommunications networks. These service providers understand that companies conducting business using broadband will not tolerate poor performance, which can create dissatisfied users and result in lost customer goodwill and revenue opportunities. As these service providers continue to receive increasing demand for premium broadband services that allow for access to optimum levels of performance, we believe they will need to turn to better technology in order to meet these new demands. This new technology could be hardware, software, or a combination of both that creates a way to predict or control the network path over which data will travel. Such control would, among other things, help avoid network congestion or bottlenecks that degrade performance and, therefore, provide more optimum levels of service. This technology may have the potential to enable simultaneous multiple applications or service access, such as Internet access at the same time as telephone or cable access. We cannot be sure, however, that we will be able to develop such technology, or that the increase in demand for broadband services that we anticipate will materialize or be sufficient to support the marketability of any of our possible products.

     We believe, but can give no assurance, that there will be a significant need for a well-designed, cost-effective overlay technology that enables the better deployment of premium broadband services. We believe that the current broadband infrastructure is evolving to meet the need for these premium services, and we hope to capitalize on this evolution with our broadband initiative. We plan first to develop and, if successful, deliver integrated hardware, software and service solutions based upon technology that will allow broadband service providers to more efficiently create and provide premium services. Our objective is to become an early provider of technology solutions in the broadband sector. In order to achieve this objective, we intend to focus our efforts in year 2001 and beyond on the planning and development of our potential broadband products and services. However, we are still in the planning stages of our initiative and can give no assurance that we will achieve any of our objectives. Currently, we are developing a prototype to test the feasibility of our new business plan. We have not developed new software for our planned products, and have no sales contracts with potential customers for our suite of potential products and services.

     If we are successful in our development efforts, for which we can give no assurance, our target markets in telecommunications will include broadband service providers, local exchange carriers, multiple system operators and inter-exchange carriers, along with other similar service providers.

     We are taking steps to develop a product offering that generally can be described as a smart switch or policy enforcement engine, which will provide a process to enhance the ability of service providers to deliver and manage content and various other media over broadband. If developed, this process will be the core of our full line of broadband solutions that we hope to develop and market. Our product offering may take the shape of a technology that processes and switches network traffic at multi-gigabit speed, is based on state-of-the-art silicon and is digital subscriber line and cable compatible.

     At this early stage of our efforts with our broadband initiative, and given the dynamic nature of the industry we hope to serve, we cannot be sure as to the final form that our solutions will take. Our policy enforcement engine or smart switch, if successfully developed, will be the first in what we hope will be our continuing line of business for broadband applications and solutions. We hope that, if we are successful in our planning and developing of these products and our target markets accept these products, each generation of products will be packaged and marketed with a complementing suite of applications and services. We can give no assurance that any of these efforts will be successful.

Research and Development

     Our research and development expenses totaled $10.3 million and $6.5 million for the year ended December 31, 2000, and the period from January 12, 1999 (inception) to December 31, 1999, respectively. Although some of the technology we developed during those years may be applied to our proposed business plan, much of that technology will not be useful to us going forward.

     We believe that strong product development capabilities will be essential to our strategy of developing our proposed product and service offerings. We may invest significant time and resources in creating a structured process for undertaking all product development projects. We are actively recruiting key existing management and other personnel to remain with us. We need to hire engineers and software developers with expertise in the areas of hardware design, software and system implementation, and hope to complement these individuals by hiring additional senior management with extensive backgrounds in the network infrastructure, enterprise software and telecommunications and broadband industries. We can give no assurances that we will be successful in retaining or recruiting any of this personnel.

     We plan to focus our ongoing research and development efforts on developing our new suite of technology products and applications for broadband, developing stronger integration among those applications and modifying and adapting any developed products and services for use with enterprise networks. We intend to expend a large portion of our resources on these research and development efforts. We cannot give any assurance that any of these efforts will be successful.

Competition

     If we are successful in developing our proposed offerings, we will have to compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We expect to experience strong competition from current and potential competitors in our target markets, many of whom are already bringing new solutions to market, focusing on specific segments of our target markets and establishing alliances and Original Equipment Manufacture (OEM) relationships with larger companies who will bundle our competitor's products into their product and service solutions. In some cases, our potential competitors are implementing aggressive pricing and other strategies that are focused on building customer bases, name recognition in the market and capturing market share in the short term. This may cause price pressure on our potential products and services in the future.

     We expect that, if we can develop our proposed offerings, we will compete directly against a number of companies in the broadband solutions market, including Akamai Technologies, Inc., CacheFlow, Inc., Cisco Systems, Inc., InfoLibria Incorporated, Lucent Technologies, Inc., Microsoft Corporation, Netscape, Inc., Network Appliance, Inc., Nortel Networks, Inc., Novell, Inc., RealNetworks, Inc., Spyglass, Inc., Riverstone Networks, Inc., BackWeb Technologies, Inc., RiverDelta Networks, iXL Enterprises, Inc., ActiVia Networks SA, Mirror Image/Xcelera, Inc., Digex, Inc., iBEAM Broadcasting Corporation, XO Communications, Inc. and Internap Network Services Corporation. We also are aware of numerous other major broadband solutions developers, as well as smaller entrepreneurial companies, who are focusing significant resources on developing and marketing products and services that will compete with our anticipated suite of products and services. We also believe that we may face competition from other providers of competing solutions to network infrastructure problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable television/communications providers, software database companies and large diversified software and technology companies. Many of these companies provide or have announced their intentions to provide a range of software and hardware products to compete in the broadband market, as well as in the specific broadband solution markets in which we hope to compete. In addition, we may face competition from companies that we are not currently aware will enter our targeted markets.

     Our potential competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, our potential competitors may bundle their products with other software or hardware in a manner that may discourage our potential customers from purchasing the products and services we may offer. Also, most of our potential competitors have greater name recognition, more financial resources, more extensive customer bases and better access to proprietary content than we do. Competition in our target markets could result in price reductions, fewer customer orders, fewer broadband service providers as potential customers, less online traffic, reduced gross margins and loss of any market share we may achieve.

Intellectual Property

     We anticipate filing patent applications for several inventions that we believe will be key to our proposed broadband initiative. We can give no assurance that we will obtain any such patents, or that any patents we obtain will be useful in our new business. If we are not successful in obtaining the patent protection we will seek, our competitors may be able to replicate our technology and more effectively compete with us.

     We have filed patent applications for several inventions that we have used as key enablers to our consumer Internet offering. We are analyzing these applications to determine whether we will continue to pursue patent protection for these inventions. We anticipate continuing to pursue protection for those patents that may be applicable to our new broadband initiative and for those inventions that we can profitably license to third parties.

Employees

     We had 101 full-time employees as of February 28, 2001, the substantial majority of whom are non-management personnel. Eventually, we expect to reduce the number of full-time employees to approximately 50. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we believe that we have satisfactory employee relations.

          SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in the sections "Factors Affecting Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," among other places.

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. We do not intend, and undertake no obligation, to update any forward-looking statement.

Factors Affecting Operating Results

     There are numerous risks affecting our proposed business and our discontinued operations, some of which are beyond our control. These risks relate to our efforts in transitioning to our new strategic focus, the launch of our new broadband initiative and the discontinuation of our old line of products and services. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Our future operating results and financial condition are heavily dependent on our ability to successfully develop, manufacture and market technologically innovative broadband solutions in order to meet customer demand patterns in the telecommunications industry. Inherent in this process are a number of factors that we must successfully manage if we are to achieve positive future operating results in the future. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

     We cannot predict our future results because we have a limited operating history and have recently changed our strategic focus.

     We have a limited operating history and no history operating our proposed broadband solutions line of business. We were incorporated in January 1999 and we began offering our Internet appliance and service in November 1999. We began exploring our proposed broadband initiative in November 2000. Our proposed broadband solutions are in the planning and early stage and are a new strategic focus for us. There are significant risks and costs inherent in our efforts to undertake our proposed broadband initiative and to transition to a new business model. These include the risk that we may not be able to develop a viable broadband product, achieve market acceptance for our proposed line of products and services or earn revenues from the sale of such products and services, that our proposed operations, if started at all, may not be profitable and other significant risks related to the changes in our business model described below. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in new and rapidly evolving industries, such as broadband, specifically, and telecommunications, generally. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model.

     We may have difficulty in raising capital and making an effective transition because of our history.

     Our first attempt at achieving profitability, by developing and marketing our Internet appliance and related services, was unsuccessful. Therefore, it may be more difficult for us to make an effective transition into an infrastructure technology company in the telecommunications market, especially in the areas of raising capital, attracting and retaining talented employees, attracting research analyst coverage of our common stock and gaining the confidence of possible strategic relationships, substantial investors and new customers for our proposed new business.

     The transition to our proposed business model is risky and expensive. We expect to incur operating losses throughout at least the remainder of 2001, and it is possible that we may never become profitable.

     As part of our restructuring effort begun in late 2000, we changed our strategic focus. Successful implementation of our reorganization continues to involve several risks. These risks include:

          .    reliance upon unproven products and technology;

          .    our unproven and evolving business model;

          . market acceptance of any new products and services we are able to develop;

          . our ability to anticipate and adapt to a developing market and to rapidly changing technologies;

          .    the effect of competitive pressures in the marketplace;

          . our need to structure our internal resources to support the development, marketing, and future growth of our potential products and service offerings;

          . uncertainties concerning our strategic direction and financial condition;

          . our need for broadband service providers to launch and maintain services that create a need for the new products and services we intend to develop;

          . the uncertainty of market acceptance of broadband services utilizing our proposed line of products and services;

          . our need to introduce reliable products and services that meet the demanding needs of broadband service providers; and

          . our need to realign and enhance our business development, research and development, product development, consulting and support organizations, and expand our distribution channels, to develop our proposed business plan.

     Even if our new business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues we currently face in our transition. In addition, although we believe that the actions that we are taking under our reorganization plan will help us become profitable, there can be no assurance that such actions will succeed in the long or short term.

     Internal and external changes resulting from our reorganization and transition towards our new strategic focus may concern our potential customers, strategic relationships, distributors and employees, and create a prolonged period of uncertainty, which could have a material adverse affect on our business. Our new strategy requires substantial changes, including pursuing new strategic relationships, increasing our research and development expenditures, adding employees who possess the skills we believe we will need going forward, investing in new technologies, establishing leadership positions in new high-growth markets and realigning and enhancing our sales and marketing departments. Many factors may impact our ability to implement this strategy, including our ability to finalize agreements with other companies, manage the implementation internally, sustain the productivity of our workforce, introduce innovative new products in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our transition and realignment.

     As a result of our reorganization, it is extremely difficult to forecast our future financial performance. We are now in the initial stages of pursuing a new business plan. Therefore, we have not achieved profitability and expect to continue to incur net losses at least through 2001. We incurred net losses related to our discontinued business of approximately $135.8 million for the year ended December 31, 2000, and $23.8 million for the period from January 12, 1999 (inception) to December 31, 1999. As of December 31, 2000, we had an accumulated deficit of approximately $229.6 million. We expect to incur significant research and development, product development, administrative and operating expenses in the future. Only if we are able to successfully develop our proposed products, bring them to market before our competitors and our target market accepts our solutions will we be able to generate any significant revenues from our proposed business model. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model.

     We will not be able to develop or continue our business if we fail to attract and retain key personnel.

     Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Recently, a significant number of our employees have been terminated in cost-cutting and restructuring activities or voluntarily departed to pursue other opportunities. Our facilities are located in Austin, Texas, which has a high demand for technical and other personnel and a relatively low unemployment rate. Competition for qualified personnel possessing the skills necessary for success in the competitive market of broadband and telecommunications related services is intense, and we may fail to attract or retain the employees necessary to execute our new business model successfully.

     Our potential customers' use of our planned line of products will require implementation services. Although we plan to provide implementation services sufficient to meet our expected business level, our growth will be limited in the event we are unable to hire or retain implementation services personnel or subcontract these services to qualified third parties.

     We have recently lost key personnel that will need to replaced. Moreover, we will need to hire a number of additional research and development, business development, support and marketing employees in 2001 and beyond to develop and grow our proposed business. If we fail to attract qualified personnel or retain current employees we need, including our executive officers and other key employees, we may not be able to generate revenues. Our relationships with these officers and key employees are "at will." Moreover, we do not have "key person" life insurance policies covering any of our employees.

     Some members of our management team have joined us only recently. Our success depends to a significant degree upon the continued contributions of our key management, engineering, research and development, business development and marketing and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on John F. McHale, our chairman and chief executive officer.

     The market potential for our proposed product lines is unproven, and may not develop as we hope, which could result in our failure to achieve sales and profits from our proposed business model.

     Our proposed business model involves an emerging market. Therefore, our financial performance and any future growth will depend upon the rapid growth of new markets for the broadband products and services we hope to develop, and our ability to establish a leadership position in those markets. We intend to invest a significant proportion of our resources in the emerging broadband markets that we anticipate will grow at a significantly higher rate than the networking industry on average. At the present time, the markets for broadband solutions are in their infancy, and we are not certain that our target customers will widely adopt and deploy our technology. Even if are able to develop solutions that are effective, our target customers may not choose to use them for technical, cost, support or other reasons. Industry standards for these technologies are yet to be widely adopted and the market potential remains unproven. If the markets for broadband solutions do not develop as we hope, and our potential products and services do not meet the demand in these markets, we may never achieve revenues and profits from the sale of our anticipated broadband solutions. We cannot be certain that a broad-based market for our products or services will ever emerge or be sustainable if it does emerge. We also cannot be certain that, if the market develops, new technology may replace broadband. If this market does not develop, develops more slowly than we expect or does not retain acceptance, our business, results of operations and financial condition will be seriously harmed.

     If we are unable to develop our proposed line of products and services, our proposed business will suffer.

     We hope to develop and then deliver to market an integrated hardware, software and service solution based on technology that will allow broadband service providers to rapidly create premium services. If we are unsuccessful in developing this new technology, we will have no products or services to bring to market and, therefore, will never be able to generate revenues from our proposed line of products and services, and our business will suffer. Also, if we exhaust all available funds before we can develop our proposed line of products and services, we will not have a product or complimenting services to bring to market, and our proposed business will suffer.

     If we are unable to develop and introduce new products and services quickly, our proposed business will suffer.

     Products and services in the markets in which we intend to compete have short life cycles. Therefore, our success will depend upon our ability to identify new market and product opportunities, to develop and introduce new products and services in a timely manner and to gain market acceptance of any new products and services developed, particularly in our targeted high-growth, emerging markets.

     Any delay in new product and service introductions or lower than anticipated demand for the new products and services we hope to develop could have an adverse affect on our operating results or financial condition.

     If we are unable to integrate our products with third-party technology, our proposed business may suffer.

     If developed, our proposed line of broadband products and services must be able to be integrated with the third party network and routing devices used by our potential customers. If our products are unable to integrate with these third-party technologies, our business would suffer materially. For example, if, as a result of technology enhancements or upgrades of these systems, we are unable to integrate our products with these systems, we could be required to redesign our products or they would be considered obsolete by our potential customers. Moreover, many broadband service providers use custom-made systems for their general network management software. Custom-made systems are typically very difficult to integrate with new infrastructure products, such as the products we hope to develop for this market.

     Marketing to most of our potential customers is difficult because they are large organizations.

     We will market our potential line of products and services primarily to large organizations. The adoption and integration of products and services by large organizations is complex, time consuming and expensive. In many cases, our potential customers must consider a wide range of issues before committing to use our proposed line of products and services, including benefits, ease of use, ability to work with existing systems, functionality and reliability. Furthermore, we must educate our potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our proposed line of products and services often will be discretionary. It will frequently take several months to develop any potential customer relationship and will require approval at a number of management levels within the potential customer's organization. These long cycles may cause delays in any potential sale and we may spend a large amount of time and resources on potential customers who decide not to use our proposed line of products and services, which could materially and adversely affect our business.

     Our proposed business will suffer if our target customers do not accept our broadband technology enhancement solutions.

     If we can develop our proposed product line, our future revenues and profits, if any, will depend upon the widespread acceptance and use of broadband enhancement technology by our target market, and use of broadband technology as an effective medium of commerce and communication by the customers of broadband service providers. Growth in the use of and interest in broadband access has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, broadband services as a medium of commerce and communication. Our success will depend, in large part, on the acceptance of broadband technology in the commercial marketplace and on the ability of broadband service providers to provide reliable access and services. To the extent that broadband technology continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements of users, service providers may not be able to support the demands placed on them and the performance or reliability of their service could suffer.

     Substantially all of our anticipated revenues, if any, may come from sales of one or two product and service lines, making us dependent on widespread market acceptance of these products and services. We may be more dependent on the market acceptance of individual product and service lines than our competitors with broader offerings. Factors that may affect the market acceptance of our anticipated line of products and services include:

          . adoption of advanced routing and switching products and technologies;

          . the performance, price and total cost of ownership of our planned line of products and services;

          . the availability and price of competing products and technologies; and

          . the success and development of our business development and marketing organizations.

     If our products do not comply with complex governmental regulations and evolving industry standards, our products may not be widely accepted, which may prevent us from earning revenues or achieving profitability.

     The market for broadband solutions is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. To be competitive, we will need to develop and introduce new products and product enhancements that meet these emerging standards. We may have to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility issues that arise from technological changes and evolving industry standards.

     Our proposed products will have to comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories and Networking Equipment Building Standards. If we do not comply with existing or evolving industry standards or fail to obtain timely regulatory approvals or certificates, we will be unable to sell any products that we are able to develop where these standards or regulations apply, which may prevent us from generating revenues or achieving profitability.

     Competition in the broadband solutions market may reduce the demand for, or price of, our intended products and services.

     The telecommunications market is intensely competitive and rapidly changing. We expect that competition in this market will intensify in the near-term because of the attention broadband is currently receiving and because there are very limited barriers to entry. Our primary long-term competitors may not have entered the market yet because the broadband market is new. Competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business. Many of our potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well-capitalized technology companies in the world.

     We are likely to experience delays in revenue recognition and be required to encumber available funds in order to secure certain business relationships, which may cause our proposed business to suffer.

     We believe that, due in part to the recent turbulence in the financial markets and market skepticism about the stability of technology companies like ours, some companies have begun to, and may in the future, require companies such as us to post bonds, obtain letters of credit or otherwise encumber available funds as a pre-requisite for entering into business relationships with as suppliers, vendors, co-marketers, tenants and other types of conventional business relationships. If we are required to encumber our resources in order to establish or maintain our current or future business relationships, our cost to establish and maintain such relationships will increase and the profitability we may achieve, if any, will be reduced or delayed as a result, or we may not enter into some relationships that would otherwise benefit the development of our proposed business due to such requirements.

     If we are unable to acquire key components or are unable to acquire them on favorable terms, our proposed business will suffer.

     Some key components of our proposed line of products and services on which we will rely are currently available only from single or limited sources and are in the development stage. In addition, some of these suppliers will also be our competitors. We cannot be certain that we will be able to meet our demand for components in a timely and cost-effective manner. For example, due to strong world-wide demand, the electronics industry is facing shortages on various memory devices and passive components. Due to these shortages, our ability to procure these components and meet potential delivery requirements in a cost-effective manner could be impacted. Our operating results, financial condition, or relationships with potential customers could be adversely affected by these shortages. These adverse effects could result from an inability to fulfill customer demand or increased costs to acquire key components or services.

     We may not be able to compete effectively if we are not able to protect our intellectual property.

     We intend to rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the intellectual property we develop. We have applied to register several trademarks relating to our discontinued operations in the United States. We have not yet attempted to register other marks that may become important to us in the future. We have several United States patent applications relating to our discontinued operations currently pending. We anticipate filing additional patent applications relating to our proposed broadband solutions business. If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products and services, or otherwise attempt to obtain and use our intellectual property. Enforcement of trademark rights against unauthorized use, particularly in the technology sector and in other countries, may be impractical or impossible and could generate confusion and diminish the value of those rights.

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

     Our common stock is presently authorized for quotation on the Nasdaq National Market. Accordingly, we are subject to all requirements of our listing agreement with Nasdaq. Among the events that could cause us to have our status as a National Market Issuer terminated are:

          . failure to maintain a minimum bid price for the common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not our tangible net assets are greater than or less than $4 million;

          . failure to maintain an audit committee that comports to the independence and other standards of the Nasdaq and the SEC; and

          . failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

     On November 13, 2000 our stock price first closed below $1.00. From the period of December 1, 2000 through March 23, 2001 our stock price has closed below $1.00 at the end of each trading day, and on the last day of this period our stock price closed at $0.4375. On January 17, 2001, we received notice from Nasdaq that our stock price had failed to maintain the minimum bid price of at least $1.00 for 30 consecutive trading days. As a result, our common stock is subject to being delisted on April 17, 2001 unless the bid price for our stock closes above $1.00 for ten consecutive trading days before that day or we receive a waiver of such requirement from Nasdaq. We intend to pursue discussions with the Nasdaq regarding such a waiver and secure continued listing on the Nasdaq National Market. However, we can give no assurances that we will be granted such a waiver. If we lose our Nasdaq National Market status, our common stock would trade in the over-the-counter market, which is viewed by most investors as a less desirable, and less liquid, marketplace.

     Our officers, directors and affiliated entities own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

     Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 57% of our outstanding stock as of February 28, 2001. These stockholders, if acting together, would be able to determine all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

     Our chairman and chief executive officer, John F. McHale, entered into management buyout agreements with each of Kent A. Savage, Kenneth A. Kalinoski, David S. Lundeen and Watershed Capital I L.P. Together, this group beneficially owns approximately 52% of our outstanding stock as of February 28, 2001, and pursuant to these agreements Mr. McHale could initiate or block significant matters affecting us. In January 2001, this group terminated discussions with our board of directors relating to a possible management buyout. However, given that the management buyout agreements are still in effect, it is possible that this group or a portion thereof may initiate discussions for a going private transaction with respect to us in the future.

     The large number of shares eligible for public sale could cause our stock price to decline.

     The market price of our common stock could further decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance could become a more significant issue at such time as shares sold in past or future private placements are either registered or may be resold in reliance on Rule 144 of the Securities Act of 1933.

     We may be unable to obtain the additional capital required to grow our business, which could seriously harm our proposed business. If we raise additional funds, our current stockholders may suffer substantial dilution.

     As of December 31, 2000, we had approximately $68.1 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds at any time, and given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

     Our future capital requirements will depend upon several factors, including whether we are successful in developing our products and services, and our level of expenditures for operating expenses. Our expenditures are likely to rise as we begin our technology and business development efforts in earnest. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to develop and grow our business.

     Further, if we issue equity securities, our existing stockholders will experience dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we do not obtain additional funds when needed, we could quickly cease to be a viable going concern.

     We do not intend to declare dividends and our stock could be subject to volatility.

     We have never declared or paid any cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the development of our new business and do not expect to pay any dividends in the foreseeable future.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

          . variations in the magnitude of our losses from operations from quarter to quarter;

          . changes in market valuations of companies in the broadband infrastructure and services sectors;

          . announcements by us or our competitors of new technology, products, services, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that affect our prospects and our relative competitive position in our prospective markets;

          . our inability to locate or maintain suppliers of our planned line of broadband infrastructure products at prices that will allow us to attain profitability;

          . product or design flaws, or our inability to bring functional products to market, product recalls or similar occurrences, or failure of a substantial market to develop for our planned products;

          .    additions or departures of key personnel;

          .    sales of capital stock in the future;

          .    stock liquidity or cash flow constraints; and

          . fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile technology companies pursuing untested markets and new technology.

     We have attempted to transfer our obligations from our old line of business and if we are unsuccessful in making the transition, our business will suffer.

     In February 2001, we entered into an agreement with EarthLink, Inc., for the transfer of our service obligations relating to most of our existing customers. Approximately 50,000 of our customers were transferred to EarthLink's Internet service on March 12, 2001. After the transfer of our existing customers to EarthLink's service, we continue to provide Internet access service to approximately 6,000 customers. We continue to have the obligation to provide service to approximately 5,000 of these customers through November 2001. We have network services agreements that we anticipate terminating or restructuring, which could result in significant termination fees or other charges. We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. If we are unable to successfully complete the transition from our old line of business, or incur significant liability related to that business in the transition, or after we have exited the Internet appliance and service business, our future financial results will suffer.

     Any failure of EarthLink to provide services to our former customers could result in liability or adverse financial consequences for our future business.

     EarthLink agreed to provide Internet service to most of our former Internet appliance customers after discontinuation of that business. If EarthLink fails to honor its commitment and those customers are unable to have Internet access using their Internet appliances we sold them, we could be subject to claims from such customers that may adversely impact our future business and financial results.

     If we are unable to meet our contractual commitments, our financial results may be adversely affected.

     We have entered into minimum quantity and other non-cancelable commitments in support of our old business. As we transition out of our former consumer business we will need to reach agreement with such parties to terminate our contractual relationships on acceptable terms. We may be unable to meet our commitments under our contract or reach agreement with those parties or any other minimum quantity or other non-cancelable commitments we may enter into in the future. This may result in renegotiation of the contracts on less favorable terms, or we could incur contract termination fees or other charges under existing or future contracts, that would adversely affect our financial results.

ITEM 2.   PROPERTIES

     Our principal properties consist of:

     A. Our headquarters located in a leased facility (40,000 square feet) at 7501B North Capital of Texas Highway in Austin, Texas; and

     B. Our currently vacant facility (30,000 square feet) at 7600A North Capital of Texas Highway in Austin, Texas, which we are attempting to sub-lease.

ITEM 3.   LEGAL PROCEEDINGS

     In 2000, the Federal Trade Commission initiated an investigation of certain of our practices in marketing our Internet appliances and related services, including whether we were in compliance with the FTC's Trade Regulation Rule Concerning the Sale of Mail or Telephone Merchandise. As a result of the investigation and discussions between us and the FTC, we and the FTC staff conducting the investigation have entered into a tentative settlement. The settlement is in the form of a Consent Decree and Order for Injunctive Relief, Consumer Redress, Civil Penalties, and Other Relief. If the draft Complaint and Consent Decree are approved by the FTC and the court in which the Complaint and Consent Decree will be filed, we, without admitting liability for any of the matters alleged in the Complaint, will be required, among other things, to pay a civil penalty of $100,000 for the alleged violations.

     On December 26, 2000, Donald L. Semone, one of our stockholders, filed a class action lawsuit in the Court of Chancery of the State of Delaware, New Castle County, against us and certain of our directors relating to a possible buyout transaction that was proposed by a buyout group led by our founders. The plaintiff sought, among other things, to enjoin the consummation of the buyout; compensation for alleged damages and losses; and recoupment of costs and attorneys' fees for the lawsuit. In January 2001, the buyout group terminated its discussions with our board of directors relating to a possible buyout transaction. Therefore, we are now negotiating a dismissal of this lawsuit.

     We have commenced litigation in Austin, Texas, against our former advertising agency, BBDO Worldwide, Inc., for actions arising from the agency's handling of our advertising account. The lawsuit asserts causes of action for breach of contract, breach of fiduciary duties, conversion, business disparagement and fraud. BBDO Worldwide has answered the suit and denied our claims, and has counterclaimed seeking damages. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division.

     On March 1, 2001, Spyglass, Inc. filed a lawsuit against us seeking in excess of $300,000 in damages for the alleged breach of a contract relating to software development by Spyglass for our discontinued business. We intend to counterclaim against Spyglass for breach of contract. The case is pending in state court in DuPage County, Illinois.

     At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "NPLI" since our initial public offering on March 17, 2000. Prior to that time, there was no public market for our common stock. The following table shows the high and low daily closing sale prices per share of our common stock on the Nasdaq National Market for the periods indicated. We have not declared any dividends from the time of the initial public offering until the filing date of this report.

                                                        Price Range
                                                  ----------------------
2000                                               High            Low
------------                                      -------        -------
First quarter (Beginning on March 17, 2000)...   $22 1/16       $12 1/4
Second quarter................................    16              4 6/16
Third quarter.................................     8 5/8          1 1/2
Fourth quarter................................     1 15/16         11/32

     As of February 28, 2001, there were approximately 10,000 beneficial holders of our common stock.

     Our board of directors intends to retain any of our earnings to support operations and to finance expansion and does not intend to pay cash dividends on our common stock in the foreseeable future. Any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant.

     On January 17, 2001, we received notice from Nasdaq that our stock price had failed to maintain the minimum bid price of at least $1.00 for 30 consecutive trading days. As a result our common stock is subject to being delisted on April 17, 2001 unless the bid price for our common stock closes above $1.00 for ten consecutive trading days before that day or we receive a waiver of such requirement from Nasdaq. We intend to pursue discussions with the Nasdaq regarding such a waiver and secure continued listing on the Nasdaq National Market. However, we can give no assurances that we will be granted such a waiver. If we lose our Nasdaq National Market status, our common stock would trade in the over-the-counter market, which is viewed by most investors as a less desirable, and less liquid, marketplace. On March 23, 2001, the closing sale price per share of our common stock was $7/16.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and the notes thereto included elsewhere in this report.

                                                                            Period from
                                                                            January 12,
                                                                               1999
                                                                            (Inception)
                                                           Year ended        through
                                                          December 31,      December 31,
Statements of Operations Data:                                2000             1999
                                                         --------------    --------------
Operating expenses:

  Research and development............................   $   4,732,750     $  1,880,864
  Stock-based compensation............................       5,211,790           22,551
  General and administrative..........................       4,121,248        1,740,610
                                                         -------------     ------------

Total operating expenses..............................      14,065,788        3,644,025
                                                         -------------     ------------

Operating Loss........................................     (14,065,788)      (3,644,025)

Interest income, net..................................       5,928,213          164,843
                                                         -------------     ------------

Loss from continuing operations.......................      (8,137,575)      (3,479,182)

Loss from discontinued operations.....................    (135,827,699)     (23,806,513)
                                                         -------------     ------------

Net loss..............................................    (143,965,274)     (27,285,695)

Effect of beneficial conversion feature of
   convertible preferred stock........................     (42,089,262)     (16,242,121)
                                                         -------------     ------------

Net loss applicable to common stock...................   $(186,054,536)    $(43,527,816)
                                                         =============     ============

Net basic and diluted loss from continuing
   operations (net of effect of beneficial
   conversion feature of convertible
   preferred stock) per common share..................   $       (0.97)    $      (1.26)

Net basic and diluted loss from discontinued
   operations per common share........................           (2.63)           (1.53)
                                                         -------------     ------------
Net loss per common share - basic and diluted.........   $       (3.60)    $      (2.79)
                                                         =============     ============

                                                              As of             As of
                                                          December 31,      December 31,
                                                              2000              1999
                                                         -------------     ------------
Balance Sheet Data:

   Working capital.....................................  $  53,736,052     $   4,642,017

   Total assets........................................     86,320,596        20,625,183

   Stockholders' equity................................     71,015,090        12,917,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the section "Selected Financial Data" and the financial statements and related notes included elsewhere in this report.

     The information contained below may be subject to risk factors. We urge you to review carefully the section "Factors Affecting Operating Results" in this report for a more complete discussion of the risks associated with an investment in our securities. See "Special Note on Forward-Looking Statements and Risk Factors" above under Item 1.

Overview

     Since our organization in 1999, we have primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. Recently, however, we have changed our strategic focus and are exiting this consumer business. We are now developing a business plan to launch a hardware and software offering designed to enable broadband service providers to provide premium services over their telecommunications networks.

     In November 2000, we began shifting our business model to focus on providing broadband infrastructure and services and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. We reduced our headcount by approximately 38%, primarily in our consumer sales and marketing departments and in administration. In January 2001, we terminated all marketing and sales efforts related to our consumer Internet appliances, although we continued to service customers who had previously purchased our Internet appliances. Also in January 2001, we reduced our headcount by an additional 76 employees, and certain members of senior management who were dedicated to our consumer Internet offering resigned.

     In February 2001, we entered into an agreement with EarthLink, Inc. for the transfer of our service obligations relating to most of our existing Internet appliance customers. Pursuant to this agreement, these customers were offered continued Internet access only through EarthLink. Approximately 50,000 of our customers were transferred to EarthLink's service on March 12, 2001. The agreement calls for us to receive payments from EarthLink at a rate of $175 for each of our customers who transferred to the EarthLink service and who remains an EarthLink customer through two monthly billing cycles.

     After the transfer of our service obligations to EarthLink, we continue to provide Internet access service to approximately 6,000 customers. We have the obligation to provide service to approximately 5,000 of these customers through November 2001. After that date, we expect to discontinue providing any Internet access service. We have network services agreements that we anticipate terminating or restructuring, which could result in significant termination fees or other charges. We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. We have an inventory of approximately 20,000 Internet appliances that we expect to sell to a third party for that inventory's scrap value. We currently are continuing to operate our Internet portal, but we expect the EarthLink customers to be transitioned to an EarthLink portal in the future. In general, we are in the process of exiting our consumer-focused business entirely, but will continue to have significant obligations and potential liabilities relating to this business.

     As a result of our change in business strategy, the results of operations for the year ended December 31, 2000 and the period from January 12, 1999 (inception) to December 31, 1999 have been restated for the effect of discontinued operations related to the Internet appliance and service business.

Results of Continuing Operations

Revenues

     We are still in the planning stages of our initiative. We are currently developing a prototype to test the feasibility of our new business plan. We have not developed new software for our planned products, and have no sales contracts with potential customers for our suite of potential products and services. We had no revenue from continuing operations for the year ended December 31, 2000 or for the period from January 12, 1999 (inception) through December 31, 1999 (each referred to herein as the "year").

Expenses

     Research and development expenses. Our research and development expenses from continuing operations consist primarily of salaries of employees in this area who remained with us to assist in developing our broadband initiative, and other expenses relating to the development of that initiative. Research and development expenses from continuing operations totaled approximately $4.7 million and $1.9 million for the years ended December 31, 2000, and 1999, respectively. Our research and development expenses increased in 2000 due to the increase in the number of these employees during 2000. Although some of the technology we developed during those years can be applied to our proposed business plan, much of that technology will not be useful to us going forward.

     Stock-based compensation. Stock-based compensation for continuing operations totaled approximately $5.2 million for the year ended December 31, 2000, as compared to approximately $23,000 for the year ended December 31, 1999. These expenses are attributable to stock options granted during 2000 and 1999 with exercise prices that were less than the estimated fair value of the underlying common stock on the date of grant. Additional deferred stock-based compensation totaled approximately $10.1 million as of December 31, 2000. This amount will be amortized over the remaining vesting period of the options that were outstanding as of December 31, 2000.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for the executive, administrative, finance and information systems departments, and facility costs, professional fees and recruiting. General and administrative expenses from continuing operations were approximately $4.1 million and $1.7 million for the years ended December 31, 2000 and 1999, respectively. The increase in these expenses was primarily as a result of an increased number of employees. We expect that general and administrative expenses will decrease in 2001 primarily as the result of reductions in administrative personnel in late 2000 and early 2001.

     Interest income. Interest income, net of interest expense, totaled approximately $5.9 million for the year ended December 31, 2000, as compared to approximately $165,000 for the year ended December 31, 1999. The increase in interest income is due to the increase in the average cash balances held at banking and financial institutions from the sale of common stock in our initial public offering, which was closed in March 2000, and previous sales of convertible preferred stock sold in private offerings.

Discontinued Operations

     We have experienced operating losses since inception as a result of selling our Internet appliance at a significant loss, trying to build and support our Internet service offering for our Internet appliance customers and trying to expand our customer base. In November 2000, we shifted our business model to focus on providing broadband infrastructure and services and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. We reduced our headcount by approximately 38%, primarily in the consumer sales and marketing departments and in administration. In January 2001, we announced our decision to discontinue our Internet appliance and service business. At that time, we terminated all marketing and sales efforts related to the consumer Internet appliance and service business, although we continued to service customers who had previously purchased an Internet appliance from us. Also in January 2001, we reduced our headcount by an additional 76 employees, and certain members of senior management who were dedicated to the consumer Internet offering resigned. We estimate that the costs of this reduction in workforce will be approximately $876,000 and will be recorded in 2001.

     In February 2001, we entered into an agreement with EarthLink, Inc. to transfer our service obligations relating to approximately 50,000 of our Internet appliance customers. Those customers were transferred to EarthLink on March 12, 2001. The agreement requires EarthLink to pay us $175 for each of our customers who transfers to the EarthLink service and who remains an EarthLink customer through two billing cycles. After the transfer of our service obligations to EarthLink, we continue to provide Internet access service to approximately 6,000 Internet service customers. We are obligated to provide service to approximately 5,000 of these customers through November 2001. After that date, we expect to discontinue providing any Internet access service.

     We estimate that we will recognize a net gain of approximately $1.0 million in 2001 in connection with the discontinuance of our Internet appliance and service business. This estimated gain includes the estimated income of this business until its ultimate disposal of this business in 2001, and the estimated payment to us by EarthLink for transferred customers. The net gain will be deferred and recognized upon the ultimate disposition of the Internet appliance and service business. Our estimate of the net gain is based on certain estimates, including the ultimate amounts paid by EarthLink, the estimated Internet appliance service revenue and related costs and estimated costs to terminate or restructure various network service agreements and other contracts and agreements related to this business. Any differences between our estimates and the actual amounts will change the net gain accordingly.

     Net loss from our discontinued Internet appliance and service business totaled approximately $135.8 million and $23.8 million for the years ended December 31, 2000 and 1999, respectively. The net loss from discontinued operations for the year ended December 31, 2000 includes sales and marketing costs of approximately $49.2 million, network operation costs of $25.1 million, loss on subsidized appliance and peripheral sales of $28.8 million and a write-down of inventory to net realizable value totaling $13.8 million. In addition, we recorded a restructuring charge of $1.1 million in the fourth quarter of 2000, primarily consisting of costs associated with closing of facilities and employee severance and benefits, under a restructuring plan designed to reduce our cost structure by consolidating facilities and reducing our workforce. In comparison, the net loss from discontinued operations for the year ended December 31, 1999 includes sales and marketing costs $14.1 million, network operation cost of $1.3 million and loss on subsidized appliance and peripheral sales of $1.7 million. The higher costs in 2000 reflect the increase in our customers after the introduction of our Internet appliance and service offering in November 1999.

     We have continuing material commitments under several contracts related to this discontinued business, including a $2.4 million commitment under a facility lease expiring in 2005. In July 2000, we entered into a network service agreement with AT&T Corp. to provide Internet service to our customers. Under this agreement, we are obligated to pay minimum commitment amounts over the term of the agreement equaling approximately $405,000, $7.3 million, $14.3 million and $10.4 million for calendar years 2000, 2001, 2002 and 2003, respectively. In July 2000, we also entered into a network services agreement with Genuity Solutions, Inc. to provide dial-up Internet service to our customers. Under this agreement, we are obligated to pay minimum commitment amounts over the three year term of the agreement equaling $200,000 per month. We may terminate either of these network services agreements for any reason upon 60 days prior written notice upon the payment of a termination fee. The termination fee for both network services agreements are based upon a percentage of the commitment level at the time of termination and the remaining term of the agreement.

Liquidity and Capital Resources

     From inception in January 1999 through December 31, 2000, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230 million. As of December 31, 2000, we had approximately $68.1 million in cash, cash equivalents and short-term investments, compared to approximately $9.6 million at December 31, 1999. Although we have taken steps to decrease our future operating expenses, our new strategic focus will require significant capital to fund operating losses, research and development expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations. We estimate that we have adequate cash to meet our needs for the next 12 months. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model.

     Working capital increased by approximately $49.1 million, to $53.7 million as of December 31, 2000 from $4.6 million as of December 31, 1999. The increase in working capital is primarily the result of approximately $193.0 million we received from the private and public sale of our common and preferred stock, including approximately $132.7 million of net proceeds from the sale of 8,000,000 shares of common stock in our initial public offering on March 17, 2000, during the year ended December 31, 2000.

     Net cash provided by continuing operating activities was approximately $7.8 million for the year ended December 31, 2000, compared to net cash provided of approximately $1.2 million for the year ended December 31, 1999. The increase in cash provided by continuing operating activities is primarily the result of an approximately $9.7 million increase in accrued liabilities.

     Net cash used in investing activities was approximately $46.6 million and $536,000 for the years ended December 31, 2000 and 1999, respectively. Cash used in investing activities consists of the purchase of property and equipment and the purchase of certain investment securities.

     Net cash provided by financing activities was approximately $190.5 million and $36.4 million for the years ended December 31, 2000 and 1999, respectively. The $190.5 million provided during the year ended December 31, 2000 includes approximately $132.7 million of net proceeds from the sale of

8,000,000 shares of our common stock in our initial public offering and approximately $58.9 million of net proceeds from the private sale of shares of our preferred stock.

Recently Issued Accounting Standards

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("FAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The impact of the adoption will be based on factors such as specific derivative and hedging activities, market conditions and contractual arrangements at the date of adoption. The effect of the adoption will not have a significant impact on our financial position or results of operations in 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We limit our interest rate risks by placing our marketable securities investments with high quality issuers principally the United States government, and corporate debt securities with terms of less than one year. We do not expect any material losses from our marketable securities investments and believe that our interest rate exposure is modest. We do not currently have, or hedge against, foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our proxy statement for the May 18, 2001 Annual Meeting of Stockholders under the caption "Management-Directors and Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to our proxy statement for the May 18, 2001 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information", provided that the Performance Graph and the Compensation Committee Report on Executive Compensation expressly are not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our proxy statement for the May 18, 2001 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our proxy statement for the May 18, 2001 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     (1)  Financial Statements:

                                                                             Page
                                                                             ----
          Independent Auditors' Report....................................   F - 2

          Balance Sheets as of December 31, 2000 and 1999.................   F - 3

          Statements of Operations for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through
          December 31, 1999...............................................   F - 4

          Statements of Stockholders' Equity for the year ended
          December 31, 2000 and the period from January 12, 1999
          (inception) through December 31, 1999...........................   F - 5

          Statements of Cash Flows for the year ended December 31,
          2000 and the period from January 12, 1999 (inception)
          through December 31, 1999.......................................   F - 6

          Notes to Financial Statements...................................   F - 7

     (2)  Financial Statement Schedules:

          All schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

     (3)  Management Contract or Compensatory Plan

          See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan:
          Exhibits 10.3 through 10.6 and 10.8 and 10.12.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the fiscal year for which this report is filed.

(c)  Exhibits

     See Index to Exhibits.

(d)  Schedules

     See financial statements and the accompanying notes.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Netpliance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NETPLIANCE, INC.

                               By: /s/ JOHN F. MCHALE
                                   -----------------------------------------
                                   John F. McHale
                                   Chairman of the Board and Chief Executive
                                   Officer

Date:  March 26, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John F. McHale, Francis S. Webster III and James E. Cahill, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                             TITLE                  DATE
     ------------------------------     -----------------------    --------------
     /s/ JOHN F. MCHALE                 Chairman of the Board      March 26, 2001
     ------------------------------
     John F. McHale                      and Chief Executive
                                          Officer (Principal
                                         Executive Officer)

     /s/ FRANCIS S. WEBSTER III         Chief Financial Officer    March 26, 2001
     ------------------------------
     Francis S. Webster III             and Director (Principal
                                         Financial Officer and
                                         Accounting Officer)

     /s/ MICHAEL R. CORBOY                   Director              March 26, 2001
     ------------------------------
     Michael R. Corboy

     /s/ KEVIN DENUCCIO                      Director              March 26, 2001
     ------------------------------
     Kevin Denuccio

     /s/ GRANT A. DOVE                       Director              March 26, 2001
     ------------------------------
     Grant A. Dove

     /s/ DAVID S. LUNDEEN               Director                   March 26, 2001
     ------------------------------
     David S. Lundeen

     /s/ JAMES M. MANSOUR               Director                   March 26, 2001
     ------------------------------
     James M. Mansour

     /s/ STEVEN G. PAPERMASTER          Director                   March 26, 2001
     ------------------------------
     Steven G. Papermaster

     /s/ KENT A. SAVAGE                 Director                   March 26, 2001
     ------------------------------
     Kent A. Savage

     /s/ PAUL S. ZITO                   Director                   March 26, 2001
     ------------------------------
     Paul S. Zito

                               INDEX TO EXHIBITS

  Exhibit
  Number     Description
  ------     -----------

   3.1*      Certificate of Incorporation of Netpliance.

   3.2*      Bylaws of Netpliance.

   4.1*      Specimen Certificate for Common Stock.

   4.2* Amended and Restated Rights Agreement among Netpliance and Watershed Capital L.L.P. and John F. McHale dated as of December 3, 1999.

   4.3* Amended and Restated Series D and Series E Rights Agreement among Netpliance and the purchasers of Series D and Series E preferred stock dated February 7, 2000.

  10.1* Sublease Agreement by and between Netpliance and Powershift Ventures, L.L.C. dated June 15, 1999.

  10.2* Office Lease by and between Netpliance and SV Bull Creek Limited Partnership dated February 16, 2000.

  10.3* Netpliance's Amended and Restated 1999 Stock Option and Restricted Stock Plan.

  10.4*      Netpliance's Employee Stock Purchase Plan.

  10.5* Employment Agreement by and between Netpliance and Kent A. Savage dated February 1, 1999.

  10.6* Form of Indemnity Agreement between Netpliance and its Directors and Officers.

  10.7* Voting Agreement among Netpliance, U S WEST Internet Ventures, Inc., John F. McHale and Kent A. Savage dated December 22, 1999.

  10.8** Employment Agreement by and between Valerie Walden and Netpliance dated June 26, 2000.

  10.9** Facility Lease by and between Hub Properties Trust and Netpliance, dated May 30, 2000.

 +10.10***   Internet working Services Agreement, as amended, by and between
             Genuity Solutions, Inc. and Netpliance dated July 31, 2000.


______________________

* Incorporated herein by reference to Netpliance's Registration Statement on Form S-1, as amended, filed with the Commission on December 23, 2000.

** Incorporated herein by reference to Netpliance's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

 +10.11***   Internet Services Agreement, as amended, by and between AT&T Corp.
             and Netpliance dated July 28, 2000.

  10.12*** Employment Agreement by and between Francis S. Webster III and Netpliance dated as of August 22, 2000.

  10.13 Acquisition Agreement dated February 1, 2001 by and between Netpliance and EarthLink, Inc.

  21         There are no principal subsidiaries of Netpliance.

  23         Consent of KPMG LLP.


_____________________

*** Incorporated herein by reference to Netpliance's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2000.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

                               NETPLIANCE, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                              Page
                                                                              ----
Independent Auditors' Report.................................................  F-2
Balance Sheets as of December 31, 2000 and 1999..............................  F-3
Statements of Operations for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through December 31,1999....  F-4
Statements of Stockholders' Equity for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through December 31, 1999...  F-5
Statements of Cash Flows for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through December 31, 1999...  F-6
Notes to Financial Statements................................................  F-7

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Netpliance, Inc.:

     We have audited the accompanying balance sheets of Netpliance, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netpliance, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ KPMG LLP


Austin, Texas
March 23, 2001

                               NETPLIANCE, INC.
                                BALANCE SHEETS

                                                                                                December 31,
                                   ASSETS                                                2000                1999
                                                                                    ---------------------------------
Current assets:
  Cash and cash equivalents...............................................          $  27,352,409        $  9,563,362
  Short-term investments..................................................             40,771,209                   -
  Prepaid expenses........................................................                290,583                   -
  Other...................................................................                627,357             150,450
                                                                                    -------------        ------------
     Total current assets.................................................             69,041,558           9,713,812
                                                                                    -------------        ------------
Property and equipment, net...............................................              6,774,182           1,922,553
Net assets from discontinued operations...................................              8,195,579           7,913,337
Other.....................................................................              2,309,277           1,075,481
                                                                                    -------------        ------------
                                                                                    $  86,320,596        $ 20,625,183
                                                                                    =============        ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable..................................................          $   1,284,948        $  1,909,487
  Accrued liabilities.....................................................             13,382,685           2,208,087
  Current portion of capital lease obligations............................                637,873             954,221
                                                                                    -------------        ------------
     Total current liabilities............................................             15,305,506           5,071,795
Capital lease obligations, net of current portion.........................                      -             636,302
                                                                                    -------------        ------------
     Total liabilities....................................................             15,305,506           5,708,097
                                                                                    -------------        ------------
Deposit received on Series D preferred stock..............................                      -           2,000,000

Commitments and contingencies.............................................

Stockholders' equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares
 authorized;  (Series A, B and C).........................................                      -          29,492,885
Common stock, $0.01 par value; 250,000,000 shares authorized; 60,494,786
 shares issued and outstanding in 2000 and 18,907,071 in 1999.............                604,948             189,071
Additional paid-in capital................................................            311,308,895          41,749,006
Deferred stock-based compensation.........................................            (10,081,501)        (14,164,611)
Stockholder notes receivable..............................................               (652,800)           (821,449)
Accumulated other comprehensive loss......................................               (582,100)                  -
Accumulated deficit.......................................................           (229,582,352)        (43,527,816)
                                                                                    -------------        ------------
  Total stockholders' equity..............................................             71,015,090          12,917,086
                                                                                    -------------        ------------
                                                                                    $  86,320,596        $ 20,625,183
                                                                                    =============        ============


                See accompanying notes to financial statements.

                               NETPLIANCE, INC.
                           STATEMENTS OF OPERATIONS

                                                                                                   Period from
                                                                                                January 12, 1999
                                                                             Year                  (Inception)
                                                                            ended                    through
                                                                         December 31,             December 31,
                                                                            2000                      1999
                                                                        --------------          ----------------
Operating expenses:
 Research and development....................................           $   4,732,750             $  1,880,864
 Stock-based compensation....................................               5,211,790                   22,551
 General and administrative..................................               4,121,248                1,740,610
                                                                        -------------             ------------
   Total operating expenses..................................              14,065,788                3,644,025
                                                                        -------------             ------------
   Operating loss............................................             (14,065,788)              (3,644,025)
Interest income, net.........................................               5,928,213                  164,843
                                                                        -------------             ------------
 Loss from continuing operations.............................              (8,137,575)              (3,479,182)
 Loss from discontinued operations...........................            (135,827,699)             (23,806,513)
                                                                        -------------             ------------
   Net loss..................................................            (143,965,274)             (27,285,695)
                                                                        =============             ============

 Per share data:
   Net loss..................................................            (143,965,274)             (27,285,695)
                                                                        -------------             ------------
   Effect of beneficial conversion feature of convertible
    preferred stock..........................................             (42,089,262)             (16,242,121)
                                                                        -------------             ------------

   Net loss applicable to common stock.......................           $(186,054,536)            $(43,527,816)
                                                                        ============              ===========
   Net basic and diluted loss from continuing operations
    (net of effect of beneficial conversion feature of
    convertible preferred stock) per common share............           $       (0.97)            $      (1.26)

   Net basic and diluted loss from discontinued operations
    per common share.........................................                   (2.63)                   (1.53)
                                                                        -------------             ------------

   Net basic and diluted loss per common share...............           $       (3.60)            $      (2.79)
                                                                        =============             ============

Weighted average common shares outstanding...................              51,705,163               15,588,420
                                                                        =============             ============


                See accompanying notes to financial statements.

                               NETPLIANCE, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Convertible                    Common
                                        preferred stock                   stock           Additional     Deferred
                                   --------------------------    ---------------------      paid-in     stock-based
                                      Shares        Amount         Shares      Amount       capital     compensation
                                   -----------   ------------    ----------   --------   ------------   ------------
Balances at inception              $         -   $          -             -   $      -   $          -   $          -
Issuance of common stock                     -              -    22,870,131    228,701      6,986,004              -
Repurchase of common stock                                       (3,981,060)   (39,810)       (26,541)
Exercise of common stock
 options                                     -              -        18,000        180          3,240              -
Issuance of preferred stock            841,981     29,492,885             -          -              -              -
Beneficial conversion
 feature on convertible
 preferred stock                             -              -             -          -     16,242,121              -
Deferred stock-based
 compensation                                -              -             -          -     14,318,861    (14,318,861)
Amortization of deferred
 stock-based compensation                    -              -             -          -              -        154,250
Issuance of warrants to
 purchase shares of
 common stock                                -              -             -          -      4,225,321              -
Net loss                                     -              -             -          -              -              -
                                   -----------   ------------    ----------   --------   ------------   ------------
Balances at December 31, 1999          841,981     29,492,885    18,907,071    189,071     41,749,006    (14,164,611)

Issuance of common stock                     -              -     8,000,000     80,000    132,642,255              -
Exercise of common stock
 options                                     -              -       264,500      2,645        770,325              -
Issuance of preferred
 stock                               2,557,675     60,873,637             -          -              -              -
Conversion of preferred
 stock                              (3,399,656)   (90,366,522)   32,932,455    329,324     90,037,198              -
Deferred stock-based
 compensation                                -              -             -          -     28,636,110    (28,636,110)
Amortization of deferred
 stock-based compensation                    -              -             -          -                     7,482,767
Beneficial conversion
 feature on convertible
 preferred stock                             -              -             -          -     42,089,262              -
Exercise of warrants to
 purchase shares of
 common stock                                -              -       390,760      3,908        621,192              -
Collection of stockholder
 notes receivable                            -              -             -          -              -              -
Forfeitures due to employee
 terminations                                -              -             -          -    (25,236,453)    25,236,453
Comprehensive loss:
 Net loss                                    -              -             -          -              -              -
 Unrealized investment
   loss                                      -              -             -          -              -              -
   Total comprehensive loss                  -              -             -          -              -              -
                                   -----------   ------------    ----------   --------   ------------   ------------
Balances at December 31, 2000                -   $               60,494,786   $604,948   $311,308,895   $(10,081,501)
                                   ===========   ============    ==========   ========   ============   ============

                                        Stockholder       Other                             Total
                                           notes      comprehensive     Accumulated      stockholders'
                                        receivable        loss            deficit           equity
                                        ----------    -------------    -------------    --------------
Balances at inception                   $       -       $       -      $           -    $           -
Issuance of common stock                 (892,800)              -                  -        6,321,905
Repurchase of common stock                 71,351               -                               5,000
Exercise of common stock
 options                                        -               -                  -            3,420
Issuance of preferred stock                     -               -                  -       29,492,885
Beneficial conversion
 feature on convertible
 preferred stock                                -               -        (16,242,121)               -
Deferred stock-based
 compensation                                   -               -                  -                -
Amortization of deferred
 stock-based compensation                       -               -                  -          154,250
Issuance of warrants to
 purchase shares of
 common stock                                   -               -                  -        4,225,321
Net loss                                        -               -        (27,285,695)     (27,285,695)
                                        ---------       ---------      -------------    -------------
Balances at December 31, 1999            (821,449)              -        (43,527,816)      12,917,086

Issuance of common stock                        -               -                  -      132,722,255
Exercise of common stock
 options                                        -               -                  -          772,970
Issuance of preferred
 stock                                          -               -                  -       60,873,637
Conversion of preferred
 stock                                          -               -                  -                -
Deferred stock-based
 compensation                                   -               -                  -                -
Amortization of deferred
 stock-based compensation                       -               -                  -        7,482,767
Beneficial conversion
 feature on convertible
 preferred stock                                -               -        (42,089,262)               -
Exercise of warrants to
 purchase shares of
 common stock                                   -               -                  -          625,100
Collection of stockholder
 notes receivable                         168,649               0                  -          168,649
Employee terminations                           -               -                  -                -
Comprehensive loss:
 Net loss                                       -               -       (143,965,274)    (143,965,274)
 Unrealized investment
   loss                                         -        (582,100)                 -         (582,100)
                                                                                        -------------
   Total comprehensive loss                     -               -                  -     (144,547,374)
                                        ---------       ---------      -------------    -------------
Balances at December 31, 2000           $(652,800)      $(582,100)     $(229,582,352)   $  71,015,090
                                        =========       =========      =============    =============


                See accompanying notes to financial statements.

                               NETPLIANCE, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                        Period from
                                                                                        January 12,
                                                                       Year          1999 (Inception)
                                                                       ended             through
                                                                   December 31,        December 31,
                                                                       2000                1999
                                                                   ------------        ------------
Cash flows from continuing operating activities:
  Loss from continuing operations                                  $  (8,137,575)      $ (3,479,182)
  Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
     Depreciation and amortization............................         2,090,887            552,639
     Accretion of investment securities.......................          (784,268)                 -
     Stock-based compensation expense.........................         5,211,790            633,097
     Changes in operating assets and liabilities:
       Prepaid expenses.......................................          (290,583)                 -
       Other..................................................             6,049           (199,408)
       Accounts payable and accrued liabilities...............         9,667,747          3,671,961
                                                                   -------------       ------------
  Net cash provided by continuing operating activities........         7,764,047          1,179,107
                                                                   -------------       ------------
Cash flows used in investing activities:
  Purchases of property and equipment.........................        (6,060,208)          (536,005)
  Purchases of investment securities..........................      (127,927,056)                 -
  Investment securities sold..................................        35,968,671                  -
  Investment securities matured...............................        51,389,332                  -
                                                                   -------------       ------------
  Net cash used in investing activities.......................       (46,629,261)          (536,005)
                                                                   -------------       ------------
Cash flows from financing activities:
  Increase in restricted cash related to capital leases.......        (1,716,752)          (445,231)
  Principal payments on capital lease obligations.............          (952,650)          (348,664)
  Principal payments on note payable..........................                 -           (220,546)
  Proceeds from issuance of common stock......................       132,722,255          5,936,905
  Proceeds from exercise of stock options and warrants........         1,398,070              3,420
  Proceeds from issuance of preferred stock, net..............        58,873,637         29,492,885
  Collection of stockholder notes receivable..................           168,649                  -
  Deposit received on Series D preferred stock................                 -          2,000,000
  Payment of deferred offering costs..........................                 -            (36,900)
                                                                   -------------       ------------
  Net cash provided by financing activities...................       190,493,209         36,381,869
                                                                   -------------       ------------
Cash used in discontinued operations..........................      (133,838,948)       (27,461,609)
                                                                   -------------       ------------
Net increase in cash and cash equivalents.....................     $  17,789,047       $  9,563,362
                                                                   -------------       ------------
Cash and cash equivalents at beginning of period                       9,563,362                  -
                                                                   -------------       ------------
Cash and cash equivalents at end of period                            27,352,409          9,563,362
                                                                   =============       ============
Supplemental disclosure:
  Interest paid during period.................................     $     199,281       $    139,918
Supplemental disclosure of noncash investing and financing
 activities:
  Acquisition of computer equipment through capital leases....     $           -       $  1,939,187
  Issuance of common stock for notes receivable...............     $           -       $    821,449
  Accrual of deferred offering costs..........................     $           -       $    445,613


                See accompanying notes to financial statements.

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


(1)  Incorporation and Nature of Business

     Netpliance, Inc. ("Netpliance" or the "Company") was incorporated in the State of Texas in January 1999 as Shbang! Inc. In May 1999, the Company's name was changed to Netpliance, Inc. On March 15, 2000, the Company was reincorporated in the State of Delaware. The Company, after exiting the consumer Internet appliance and service business in January 2001, operates in one business segment.

     Currently, the Company is developing a business plan to launch an offering that will include hardware and software designed to enable broadband service providers to provide premium services over their telecommunications networks that will be initially funded by the Company's existing capital. As a result of this shift in business model, the Company expects that it will not generate any revenue in 2001 from the new business and expects to report significant operating losses through at least the end of 2001. There can be no assurance that the Company will ever achieve positive cash flow from its operations and faces numerous risks associated with this proposed transition.

     In January 2001, the Company decided to exit the consumer Internet appliance and service business due to, among other things, its continued losses and inability to raise additional capital to fund such business. The accompanying financial statements have been restated to present the Company's consumer Internet appliance and service business as a discontinued operation for all historical periods presented. See Note 3, Discontinued Operations.

     To date, the Company has funded its activities primarily through private equity offerings, which have included sales of its common stock and preferred stock, and its initial public offering of its common stock on March 17, 2000.
In the future, the Company expects to seek additional funding through private or public equity offerings, credit facilities or other financing arrangements, until such time as it achieves positive cash flow from operations; however, there can be no assurance that such financing will be available or that positive operating cash flows will be achieved.

(2)  Summary of Significant Accounting Policies

(a)  Cash Equivalents and Short-Term Investments

     For purposes of the statement of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. At December 31, 2000, the Company's cash equivalents principally consisted of investment grade commercial paper, money market funds and repurchase agreements.

     Short-term investments consist primarily of investments in commercial paper with original maturities greater than ninety days and less than one year. Available-for-sale securities are carried at their estimated fair market value based on current market quotes. The Company classifies these investments as available-for-sale and has recognized a $582,100 unrealized loss in the value of those investments as a component of the Company's comprehensive income for the period ending December 31, 2000. At December 31, 2000, short-term investments consist of the following:

                                                                          Estimated Fair
                         Cost        Unrealized Gain   Unrealized Loss     Market Value
                         ----        ---------------   ---------------     ------------
Commercial paper      $41,353,309         $4,308          $(586,408)        $40,771,209

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


(b)  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three years for computers and computer related equipment and five to seven years for non-computer furniture and equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated lives or the term of the lease, which is currently five years.

     The Company leases certain of its data communication and other equipment under capital lease agreements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under lease. Assets under capital lease are depreciated over the lesser of their estimated useful lives of three to five years or the term of the lease.

(c)  Revenue Recognition

     With respect to the Company's discontinued consumer Internet appliance and service business (See Note 3), subscription revenue is recognized ratably over the applicable period. Subscriptions to the Internet service are available on a monthly, semi-annual and annual basis and are generally charged to customers' credit cards in advance on a monthly basis.

(d)  Advertising Costs

     With respect to the Company's discontinued consumer Internet appliance and service business (See Note 3), production costs are expensed as incurred and communication costs are expensed the first time the ad is run. Advertising costs approximated $30.5 million and $5.7 million for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through December 31, 1999, respectively.

(e)  Fair Value of Financial Instruments

     The Company's financial instruments, including cash equivalents and accounts payable, are carried at historical cost which approximate their fair value because of the short-term maturity of these instruments.

(f)  Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

(g)  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(i)  Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The disclosure option of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires that companies which do not choose to account for stock-based compensation as prescribed by this Statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

(j)  Comprehensive Income

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the period ended December 31, 1999, there were no components of comprehensive income other than net loss. For the year ended December 31, 2000, comprehensive income includes an unrealized loss on available for sale securities of $582,100.

(k)  Reclassifications

     Certain amounts in prior years have been reclassified to conform to current year presentation.

(3)  Discontinued Operations

     The Company has experienced operating losses since inception as a result of: selling its Internet appliance at a significant loss; trying to build and support its Internet service offering for Internet appliance customers; and expanding its subscriber base. In November 2000, the Company shifted its business model to focus on providing broadband infrastructure and services and away from its consumer Internet offering. In connection with this shift in focus, the Company restructured operations. The Company reduced headcount by approximately 38%, primarily in the consumer sales and marketing departments and in administration. In January 2001, the Company announced its decision to discontinue its Internet appliance and service business. The Company terminated all marketing and sales efforts related to the consumer Internet appliance and service business, although the Company continues to provide Internet access to service customers who had previously purchased an Internet appliance from the

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


Company. Also in January 2001, the Company reduced headcount by an additional 76 employees, and certain members of senior management, who were dedicated to the consumer Internet offering, resigned. The Company estimates the costs for this reduction in workforce will be approximately $876,000 and will be recorded in discontinued operations for fiscal 2001.

     In February 2001, the Company entered into an agreement with EarthLink, Inc. to transfer the Company's service obligations relating to most of the Company's existing Internet appliance customers. Pursuant to this agreement, these Internet appliance customers were offered continued Internet access only through EarthLink. Approximately 50,000 of the Company's customers were transferred to EarthLink's service on March 12, 2001. The agreement calls for EarthLink to pay the Company $175 for each customer who transfers to the EarthLink service and who remains an Earthink customer through two monthly billing cycles. After the transfer of the Internet appliance service obligations to EarthLink, the Company continues to provide Internet access service to 6,000 Internet service customers. The Company is obligated to provide service to approximately 5,000 of these customers through November 2001. After that date, the Company expects to discontinue providing any Internet access service.

     The Company estimates that it will recognize a net gain of approximately $1.0 million in 2001 in connection with the discontinuance of the Internet appliance and service business. This estimated gain includes the estimated net income of this business from December 31, 2000 to the ultimate disposal of this business in 2001, and the estimated payment by EarthLink for transferred customers. The net gain will be deferred and recognized upon the ultimate disposition of the Internet appliance and service business. The Company's estimate of the net gain is based on certain estimates including the ultimate amounts paid by EarthLink, the estimated Internet appliance service revenue and related costs and estimated costs to terminate or restructure various network service agreements and other contracts and agreements related to this business. Any differences between these estimates and their actual amounts will change the gain accordingly.

Restructuring

     On October 25, 2000, the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by consolidating facilities and reducing the Company's workforce by approximately 38%. As a result, the Company recorded a restructuring charge of $1.1 million in the fourth quarter of 2000, primarily consisting of costs associated with closing of facilities and employee severance and benefits. The following table provides a detail of the charges as well as the amounts accrued as of December 31, 2000:

                               Expensed in 2000   Accrual at December 31, 2000
                               ----------------   ----------------------------
Lease termination costs.....      $  293,400                $293,400
Employee severance..........         745,236                 262,777
Other.......................          39,384                  39,384
                                  ----------                --------
Total.......................      $1,078,020                $595,561
                                  ==========                ========

     All employees terminated in the restructuring received severance equal to 60 days of compensation plus $1,000 if they executed a release of claims against the Company. The reduction in workforce included 93 employees in sales and marketing, technical support, network operations and the general and administrative groups.

     As the majority of the Company's restructuring charges in 2000 are estimates, the actual amounts paid could differ from those estimates.

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


     Operating results of the discontinued Internet appliance and service business are as follows for the years ended 2000 and 1999:

                                                         2000              1999
                                                         ----              ----
Subscription revenue.............................  $   8,868,639      $     25,716
Cost of subscription revenue.....................    (25,104,867)       (1,253,799)
Loss on appliance and other peripheral sales.....    (28,835,498)       (1,678,814)
Write-down of inventory..........................    (13,814,527)                -
Losses on purchase commitment....................     (6,340,830)                -
Stock-based compensation.........................     (2,295,754)                -
Sales and marketing..............................    (49,223,220)      (14,069,426)
General and administrative.......................    (12,401,621)       (2,253,921)
Research and development.........................     (5,602,001)       (4,576,269)
Restructuring charge.............................     (1,078,020)                -
                                                   -------------      ------------
  Loss from discontinued operations                $(135,827,699)     $(23,806,513)
                                                   =============      ============

     Assets and liabilities of the discontinued Internet appliance and service business are as follows as of 2000 and 1999:

                                                         2000              1999
                                                         ----              ----
Current assets..................................     $3,325,917         $6,348,181
Property and equipment, net.....................      4,967,036          1,180,076
Non-current assets..............................        390,626            385,080
Other liabilities...............................       (488,000)                 -
                                                     ----------         ----------
Net assets of discontinued operations...........     $8,195,579         $7,913,337
                                                     ==========         ==========

Subsidized Appliance and Peripheral Sales

     During 2000 and 1999, the Company offered its Internet appliance at a price below cost, as an incentive for new customers to subscribe to its Internet service. The loss on the sale of the appliances and other peripherals for the years ended 2000 and 1999 are as follows:

                                                         2000              1999
                                                         ----              ----
Appliance and peripheral revenue................     $ 13,470,133       $ 1,193,780
Cost of appliance and peripheral sales..........       42,305,631         2,872,594
                                                     ------------       -----------
Net loss on subsidized appliance and peripheral
 sales..........................................     $(28,835,498)      $(1,678,814)
                                                     ============       ===========

Warrants

     On December 22, 1999, the Company entered into a nonbinding Memorandum of Understanding ("MOU") with U S WEST !nterprise Networking Services ("U S WEST") to form a strategic alliance for the distribution of the Company's Internet appliance. As consideration for signing the MOU, the Company granted to US West for $5,000 an immediately exercisable warrant to purchase 600,000 shares of the Company's common stock at $6.67 per share. The exercise price of the warrant is subject to adjustment under certain conditions, and expires on December 31, 2003. The fair value of the warrant on the measurement date was $4,126,544, which has been recognized as sales and marketing expense as a component of the loss from discontinued operations for the period ended December 31, 1999 as there were no remaining performance

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


obligations on behalf of the warrant holder. The fair value of the warrant was estimated using the Black-Scholes model using an assumed volatility of 50%, a risk-free interest rate of 6%, a weighted-average expected life of one year, and a dividend rate of 0%.

Write-down of Inventory and Loss on Purchase Commitment

     In September 1999, the Company entered into an agreement with Quanta Computer for Quanta to manufacture the Company's Internet appliance. Due to the Company's change in focus from its consumer Internet offering to providing infrastructure software and hardware and other related services to broadband service providers, the Company instructed Quanta to cease producing devices in September 2000. The early cancellation of this order with the manufacturer resulted in a $6.3 million settlement payment to Quanta. Additionally, during the third quarter of 2000, the Company recorded a $11.4 million charge to reduce inventory to the lower of cost or market and recorded a $2.4 million charge for loss on the remaining negotiated purchase commitment based on the settlement with Quanta.

Commitments

     In July 2000, the Company entered into a network service agreement with AT&T Corp. to provide Internet service to its customers. Under the agreement, the Company is obligated to pay minimum commitment amounts over the term of the agreement equaling $405,000, $7.3 million, $14.3 million and $10.4 million for calendar years 2000, 2001, 2002 and 2003, respectively. The agreement may be terminated by the Company for any reason upon 60 days prior written notice upon the payment of a termination fee, which is based on a percentage of the then current commitment level and the remaining term of the agreement.

     In July 2000, the Company entered into a network services agreement with Genuity Solutions, Inc. to provide dial-up Internet service to its customers. Under this agreement, the Company is obligated to pay minimum commitment amounts over the three year term of the agreement equaling $200,000 per month. The agreement may be terminated by the Company for any reason upon 60 days prior written notice upon the payment of a termination fee which is based on a percentage of the then current commitment level and the remaining term of the agreement.

(4)  Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128 and SEC Staff Accounting Bulletin No. 98, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options, warrants and convertible preferred stock are anti-dilutive. At December 31, 1999, potentially dilutive securities that were excluded from the calculation of loss per share because their effect was antidilutive were options to purchase 4,686,882 shares of common stock, warrants to purchase 845,634 shares of common stock and shares of preferred stock convertible into 25,259,430 shares of common stock. At December 31, 2000, potentially dilutive securities that were excluded from the calculation of loss per share because their effect was antidilutive were options to purchase 8,550,063 shares of common stock and warrants to purchase 600,000 shares of common stock.

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


(5)  Property and Equipment

     Property and equipment as of December 31, 2000 and 1999 consists of:

                                                        2000          1999
                                                        ----          ----

Computer equipment...............................   $ 5,794,800    $2,268,950
Furniture and fixtures...........................     1,009,850         4,547
Leasehold improvements...........................     1,854,368             -
Office and other equipment.......................       403,781         2,646
Software.........................................       354,909       199,049
                                                    -----------    ----------

                                                      9,417,708     2,475,192
Less accumulated depreciation and amortization...    (2,643,526)     (552,639)
                                                    -----------    ----------

Net property and equipment.......................   $ 6,774,182    $1,922,553
                                                    ===========    ==========

     The Company's depreciation expense on equipment used in continuing operations for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through December 31, 1999 totaled $2,090,887 and $552,639, respectively. Included in property and equipment at December 31, 2000 and 1999 are $1,939,187 related to equipment on capital lease. Accumulated depreciation for equipment under capital lease was $1,433,327 and $473,240 at December 31, 2000 and 1999, respectively. Amortization of assets leased under capital lease arrangements is included in depreciation expense.

     Terms of one of the Company's equipment leases calls for a letter of credit in an amount equal to 25% of the value of the equipment. The Company has pledged a certificate of deposit (included in other current assets at December 31, 2000) in the amount of $445,231 as collateral for the letter of credit issued by a financial institution.

     During 2000, the Company acquired leasehold improvements on one of its facilities through a landlord lease allowance in the aggregate amount of $882,000. This amount is being amortized over the term of the facility lease.

(6)  Accrued Liabilities

Accrued liabilities as of December 31, 2000 and 1999 consists of the following:

                                                        2000          1999
                                                        ----          ----

Payroll and employee benefits...................    $   704,376    $  460,376
Professional services...........................              -       725,000
Marketing and promotions........................              -       242,752
Outsourced technical support....................      1,409,718             -
Network usage...................................      4,113,042             -
Other...........................................      7,155,549       779,959
                                                    -----------    ----------

Total...........................................    $13,382,685    $2,208,087
                                                    ===========    ==========

(7)  Notes Receivable

     From January 12, 1999 (inception) through December 31, 1999, the Company issued shares of its common stock in exchange for promissory notes to five employees of the Company. The aggregate amount of the notes totaled $892,800. In conjunction with the resignation of one of the Company's founders, one of the notes was forgiven as part of the consideration for the repurchase of the founder's shares. During the year ended December 31, 2000, two of the notes receivable were paid in full. At

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


December 31, 2000, the aggregate outstanding balance of the two remaining notes receivable was $652,800. The notes are secured by the common stock, bear interest at 7% and mature in 2004. The notes have been reflected as a reduction of stockholders' equity on the accompanying balance sheet. The Company issued 300,000 shares of common stock to an employee at a price below the estimated fair value on the date of issuance and recognized $390,000 of expense that is included in general and administrative expenses for the period ended December 31, 1999.

(8)  Capital Stock

Common Stock

     In March 1999, the Company repurchased approximately 3.9 million shares of its common stock from one of its original founders in exchange for cash of approximately $250,000 and a $220,546 note payable. The note payable bore interest at 7% per annum and was paid in December 1999. The repurchased shares were subsequently reissued to other stockholders. As the founder's shares were issued in exchange for a note receivable that was never paid, the subsequent repurchase of the shares, together with certain other costs related to the founder's separation from the Company, was accounted for as compensation expense. Such expense aggregated $472,000, and is included in general and administrative expenses for the period ended December 31, 1999.

     On February 6, 2000, the Board of Directors approved a three-for-one stock split of common stock and reincorporation of the Company in the State of Delaware, to be effective immediately prior to the effective date of the Company's initial public offering. The reincorporation was completed on March 15, 2000. All common stock information has been adjusted to reflect the stock split as if such split had taken place at inception. On the same date, the Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's stock option plan to 10,500,000.

     On March 17, 2000, the Company completed its initial public offering of 8,000,000 shares of common stock and realized net proceeds of approximately $132.7 million. As of the closing date of the offering, all outstanding shares of the Company's convertible preferred stock were converted into shares of common stock.

Convertible Preferred Stock

     From inception through December 31, 1999, the Company issued 658,647 shares of Series A preferred stock ("Series A") at prices ranging from $5.71 to $60 per share, 116,666 shares of Series B preferred stock ("Series B") at $60 per share and 66,668 shares of Series C preferred stock ("Series C") at $90 per share.
Net proceeds to the Company approximated $16.9 million, $6.8 million and $5.8 million for the issuance of Series A, Series B and Series C, respectively.

     The Series A was convertible at the option of the holder into ten shares of common stock for each share of Series A. Additionally, each share of Series A would automatically convert into ten shares of common stock upon the Company's consummation of a public offering of its common stock or a consolidation or merger of the Company with or into any other corporation or the sale or other transfer of all or substantially all of the assets of the Company.

     The Series B and Series C were convertible at the option of the holder into shares of common stock at a rate equal to the product of the number of shares of preferred stock and initial purchase price for such shares, divided by the Conversion Price, as defined. The Conversion Price per share was $2.00 and $3.00 for the Series B and Series C, respectively. Additionally, each share of Series B and Series C

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


would automatically convert at the Conversion Price into shares of common stock upon the Company's consummation of an initial firm underwritten public offering of its common stock raising gross proceeds to the Company of $15 million or more at an offering price per share greater than or equal to 150% of the initial Conversion Price, upon a consolidation or merger of the Company with or into any other corporation or the sale or transfer of all or substantially all of the assets of the Company.

     In the event of any liquidation or dissolution or winding up of the Company, voluntary or involuntary, the holders of each series of preferred stock would have been entitled to receive, subject to rights of any other class of stock which ranks senior to the applicable series of preferred stock but before any distribution is made on any class of stock ranking junior to the applicable series of preferred stock, a liquidation preference plus any declared and unpaid dividends. At December 31, 1999, the Series A, B and C carried a liquidation preference equal to $5.71, $60.00 and $90.00 per share, respectively.

     During the time the preferred stock was outstanding, the Company could not, and did not, declare or pay any dividends on any share of common stock unless a dividend (including previously accrued, but unpaid dividends) was paid with respect to all outstanding shares of the preferred stock. The holders of the preferred stock were entitled to receive dividends on each share of common stock into which the preferred stock was convertible. Any accrued dividends on the preferred stock were payable upon the conversion of the preferred stock or liquidation of the Company. No dividends were declared, accrued or paid for the year ended December 31, 2000 or for the period from January 12, 1999 (inception) through December 31, 1999.

     Each share of Series A, B and C converted into 30 shares of common stock upon the Company's consummation of its public offering of its common stock in March of 2000, or 19,759,410, 3,499,980, and 2,000,040, respectively, totaling
25,259,430 shares of common stock as a result of the conversion provision of such stock and the stock split effectuated with the Company's initial public offering.

     On December 22, 1999, the Company entered into an irrevocable agreement to sell 1,430,000 shares of its Series D Convertible Preferred Stock ("Series D") for $20.00 per share in a private placement. On January 5, 2000, the Company consummated the Series D offering and issued the Series D. Net proceeds to the Company approximated $27.1 million. The holders of Series D were entitled to the same voting and dividend rights as Series B and Series C and had a liquidation preference equal to the original purchase price of $20.00 per share and in preference to the Series A, Series B and Series C. The Series D were convertible at the option of the holder into shares of common stock at a conversion ratio of one-for-one. In December 1999, a purchaser of Series D paid $2.0 million for its shares in advance of the Company issuing the shares.

     The 66,668 shares of Series C, the 1,430,000 shares of Series D and the warrants to purchase 221,400 shares of common stock issued in conjunction with Series D were issued with beneficial conversion features approximating $16.2 million, $27.2 million and $1.4 million, respectively. The beneficial conversion features were calculated as the difference between the conversion price and the fair value of the warrants and common stock into which the preferred stock was convertible. These amounts are accounted for as an increase in additional paid-in capital and in-substance dividends to the preferred stockholders on the dates of issuance. The $16.2 million relating to Series C was recognized in 1999 and the amount relating to Series D was recognized in the first quarter of 2000, and accordingly increased the loss applicable to common stockholders by approximately $28.6 million.

     On February 4, 2000, the Company entered into an irrevocable agreement to sell 1,127,675 shares of Series E Convertible Preferred Stock ("Series E") for $30.00 per share in a private placement. The

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


closing for the sale of these shares was on February 7, 2000. Net proceeds to the Company approximated $33.8 million.

     The 1,127,675 shares of Series E were issued with a beneficial conversion feature approximating $13.5 million. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock was convertible. This amount is accounted for as an increase in additional paid-in capital and an in-substance dividend to the preferred stockholders in the first quarter of 2000, and accordingly increased the loss applicable to common stockholders by approximately $13.5 million. The Series E were convertible at the option of the holder into shares of common stock at a conversion ratio of one-for-one.

     Each share of Series D and E converted into three shares of common stock upon the Company's consummation of its public offering of its common stock, or 4,290,000 and 3,383,025, respectively, totaling 7,673,025 shares of common stock as a result of the conversion provision of such stock and the stock split effectuated with the Company's initial public offering.

(9)  Stock Options and Warrants

Stock Option Plan

     In January 1999, the Company established its 1999 Stock Option and Restricted Stock Plan (the "Plan"). The Plan provides for the grant to employees of the Company of incentive stock options to purchase shares of the Company's common stock. The Plan also provides for the grant to certain employees, officers, directors and consultants of the Company of non-qualified options to purchase shares of the Company's common stock or shares of restricted stock. The total number of shares authorized to be issued under the Plan is 10,500,000. The Plan is administered by a committee appointed by the Board of Directors which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period and the terms of any restricted stock granted. Options generally have a maximum term of ten years and vest in equal annual increments over a four year period beginning one year from the date of grant. As of December 31, 2000 and 1999, there were 1,685,437 and 782,250 shares available for future option grants under the Plan, respectively. As of December 31, 2000, no shares of restricted stock had been granted under the Plan.

     Pro forma information assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS 123 is presented below. The per share weighted-average fair value of stock options granted during the period from January 12, 1999 (inception) through December 31, 1999, and during the twelve months ended December 31, 2000 was $3.37 and $4.50, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 6.2% and 5.2%, respectively, a dividend yield of zero, 50% volatility and a weighted average expected life of four years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's historical and pro forma net loss and net loss per share for the period from January 12, 1999 (inception) through December 31, 1999 and for the year ended December 31, 2000 are as follows:

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


                                                    2000              1999
                                                    ----              ----
Net loss:
  As reported...............................    $(186,054,536)    $(43,527,816)
  Pro forma.................................    $(189,207,262)    $(43,681,019)
Basic and diluted net loss per share:
  As reported...............................    $       (3.60)    $      (2.79)
  Pro forma.................................    $       (3.66)    $      (2.80)

     A summary of changes in common stock options is as follows:

                                                             Weighted average
                                                            exercise price per    Range of exercise
                                               Shares             share                prices
                                             ----------     ------------------    -----------------
Options granted............................   5,315,382           $1.22             $0.19 - $2.55
Options exercised..........................     (18,000)           0.19                      0.19
Options forfeited..........................    (610,500)           0.34               0.19 - 1.40
                                             ----------           -----             -------------

Options outstanding at December 31, 1999...   4,686,882            1.34               0.19 - 2.55
                                             ==========           =====             =============

Options granted............................   8,243,415            5.66              0.34 - 18.50
Options exercised..........................    (264,500)           2.92               0.19 - 6.67
Options forfeited..........................  (4,115,734)           5.00              0.19 - 18.50
                                             ----------           -----             -------------

Options outstanding at December 31, 2000...   8,550,063            3.70              0.19 - 18.50
                                             ==========           =====             =============

     Thirty thousand options with an exercise price of $2.55 were exercisable as of December 31, 1999. As of December 31, 2000, there were 675,063 options exercisable at exercise prices ranging between $0.19 and $2.55 per share.

     At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.19 to $18.50 and 9.2 years, respectively. A summary of outstanding stock options as of December 31, 2000 follows:

                       Number of outstanding         Weighted average
 Range of exercise    options at December 31,   remaining contractual life     Weighted average
       prices                 2000                      (in years)            exercise price ($)
-------------------   -----------------------   --------------------------    ------------------
$0.19 - $0.99......            980,875                     8.4                       0.22
$1.00 - $2.99......          3,521,250                     9.2                       1.58
$3.00 - $5.99......          1,751,500                     9.6                       5.19
$6.00 - $8.99......          2,020,350                     9.1                       6.80
$9.00 - $11.99.....            220,088                     9.1                       9.97
$12.00 - $18.50....             56,000                     9.2                      14.83
                             ---------
                             8,550,063                     9.2                       3.70
                             =========

     The Company had $10,081,501 and $14,164,611 of deferred stock-based compensation related to employee stock options as of December 31, 2000 and 1999, respectively, and recognized stock-based compensation expense of $5,211,790 and $22,551 during the year ended December 31, 2000 and the period ended December 31, 1999, respectively, as a result of granting stock options with exercise prices below the estimated fair value of the Company's common stock at the date of grant. Included in the $5,211,790 of stock-based compensation expense for the year ended December 31, 2000 is $4,320,000 of expense recorded as a result of grants of options to members of the Company's Board of Directors with

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


exercise prices below the estimated fair value of the Company's common stock at the date of grant. During the year ended December 31, 2000, the Company eliminated approximately $25.2 million of deferred stock-based compensation and corresponding additional paid-in capital as a result of employee terminations and resignations that occurred during the year. Deferred stock-based compensation has been presented as a component of stockholders' equity and is being amortized as a charge to expense over the vesting period of the applicable options.

Warrants

     On October 1, 1999 and December 3, 1999, the Company issued warrants to purchase 215,634 and 30,000 shares of common stock warrants, respectively, to a third party in connection with the private placement of the Company's preferred stock. The warrants enabled the holder to purchase shares of the Company's common stock at $2.00 and $3.00 per share, respectively. The warrants' fair value on the date of grant was estimated to be $275,320. Additionally, subsequent to December 31, 1999, in connection with the Series D offering, the Company issued warrants to purchase 221,400 shares of the Company's common stock at $6.67 per share. At the time of the Company's initial public offering, these warrants were exercised by the holders, resulting in the issuance of 390,760 shares of common stock, with net proceeds to the Company totaling $625,100.

(10) Income Taxes

     As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets (liabilities) and related valuation allowance at December 31, 2000 and 1999 are as follows:

                                                      2000          1999
                                                      ----          ----

Net operating loss carryforwards..............   $ 58,130,000   $  6,090,000
Start-up costs capitalized for tax purposes...      3,050,000      3,655,000
Stock-based compensation expense..............      4,203,000      1,795,000
Other.........................................        263,000        544,000
                                                 ------------   ------------
Total deferred tax assets.....................     65,646,000     12,084,000
Valuation allowance...........................    (65,646,000)   (12,084,000)
                                                 ------------   ------------
Net deferred tax assets.......................   $          -   $          -
                                                 ============   ============

     In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.

     At December 31, 2000 and 1999, the Company had net operating losses for federal income tax purposes of approximately $138,456,000 and $15,820,000, respectively, and research tax credits of approximately $515,000 and $229,000, respectively. The net operating loss carryforwards plus tax credit carryforwards will expire at various dates beginning in 2019, if not utilized.

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


     The Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three year period. In the year 2000, the Company completed its initial public offering. Accordingly, the ability to utilize remaining net operating loss and tax credit carryforwards may be significantly restricted.

(11) Commitments and Contingencies

     The Company leases its office space and certain equipment under non-cancelable operating leases expiring in various years through 2005. The Company also leases equipment, primarily computer equipment, under capital leases.
Total rent expense for all operating leases for the year ended December 31, 2000 and from January 12, 1999 (inception) through December 31, 1999 was $1,956,239 and $408,381, respectively. Minimum lease commitments under non-cancelable leases at December 31, 2000 are as follows:

Years ended December 31:                                  Operating    Capital

2001....................................................  $1,473,094  $675,702
2002....................................................   1,218,268         -
2003....................................................   1,216,969         -
2004....................................................   1,216,969         -
2005....................................................     405,657         -
                                                          ----------  --------
Total lease payments....................................  $5,530,957   675,702
                                                          ==========
Interest at rates ranging from 9% to 18%................                37,829
                                                                      --------
Obligations under capital leases at December 31, 2000...              $637,873
                                                                      ========

     Terms of the Company's facility leases call for letters of credit totaling approximately $1.7 million. The Company has pledged certificates of deposit (included in other noncurrent assets at December 31, 2000) as collateral.

     The Company is involved in certain legal proceedings as a part of its normal course of business.

     In 2000, the Federal Trade Commission initiated an investigation of certain of the Company's marketing practices, including whether the Company was in compliance with the FTC's Trade Regulation Rule Concerning the Sale of Mail or Telephone Merchandise. As a result of the investigation and discussions between the Company and the FTC, the Company and the FTC staff conducting the investigation have entered into a tentative settlement. The settlement is in the form of a Consent Decree and Order for Injunctive Relief, Consumer Redress, Civil Penalties, and Other Relief. If the draft Complaint and Consent Decree are approved by the FTC and the court in which the Complaint and Consent Decree will be filed, the Company, without admitting liability for any of the matters alleged in the Complaint, will be required, among other things, to pay a civil penalty of $100,000 for the alleged violations.

     On December 26, 2000, a class action lawsuit (Civil Action No. 18570-NC) was filed by Donald L. Semone, a stockholder of the Company, in the Court of Chancery of the State of Delaware, New Castle County, against the Company as well as certain of its directors relating to a possible buyout transaction proposed by a buyout group led by the Company's founders. The plaintiff sought, among other things, to enjoin the consummation of the buyout, compensation for alleged damages and losses, and recoupment of costs and attorneys' fees for the lawsuit. In January 2001, the buyout group terminated its discussions

                               NETPLIANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS


with the Company's board of directors relating to a possible buyout transaction. Therefore, the Company is now negotiating a dismissal of this lawsuit.

     The Company has commenced litigation in Austin, Texas, against its former advertising agency BBDO Worldwide, Inc., for actions arising from the agency's handling of the Company's advertising account. The lawsuit asserts causes of action for breach of contract, breach of fiduciary duty, conversion, business disparagement and fraud. BBDO Worldwide has answered the suit and denied the Company's claims, and has counterclaimed seeking damages. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division, Action Number 00CV613SS.

     On March 1, 2001, Spyglass, Inc. filed a lawsuit against the Company seeking in excess of $300,000 in damages for the alleged breach of a contract relating to software development by Spyglass for the Company's discontinued business. The Company intends to countersue Spyglass for breach of the contract. The case is pending in state court in DuPage County, Illinois.

     The Company believes that the results of the above noted litigation will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(12) Employee Benefit Plans

     The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently is not making any matching contributions to the Savings Plan.

     During February 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Company initially reserved for issuance to, and purchase by, qualified employees under the Purchase Plan an aggregate of 600,000 shares of common stock. The annual increase in the number of shares reserved for issuance pursuant to the Purchase Plan shall be the least of the following: (1) 1% of issued and outstanding shares as of the last day of the prior fiscal year; (2) 900,000 shares; or (3) a smaller number as determined by the Board of Directors. Such annual increase shall occur automatically on the first trading day in January of each year. The purchase price for each share of common stock shall be 85% of the lesser of (i) the fair market value of such share on the last business day in June and December during the life of the Purchase Plan or (ii) the fair market value of such share on the first day of the Purchase Period. The Purchase Period is defined as each six-month period beginning on January 1 or July 1.

(13) Subsequent Events

     In February 2001, the Company issued options to 52 employees who are the employees associated with the Company's continuing operations and new business strategy. These options were issued effective February 2, 2001 and total 4,403,754 with a three year vesting schedule, one year change of control acceleration, and with an exercise price of $0.31, the fair market value of the stock on that date. These options were granted subject to the availability of options in the unissued option pool. The fair market value of the underlying stock on the date these options become available may not be equal to the exercise price of $0.31 per share. As such, the Company may record additional deferred stock-based compensation at that time. All options granted after February 2, 2001 will be subject to the same availability clause as the options issued on February 2, 2001, and may be subject to deferred stock-based compensation when the options are available in the pool.