Form 10-Q
period 2001-03-31
NETPLIANCE INC
filed 2001-05-11
CIK 1097297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2001


                                      OR


             [_] Transition Report Pursuant to Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934

                 For the transition period from ____ to ____.

                       Commission File Number 001-15715


                               NETPLIANCE, INC.


                      Organized in the State of Delaware
                       Tax Identification No. 74-2902814

          7501B North Capital of Texas Highway, Austin, Texas  78731
                         Telephone No. (512) 681-8300


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001.

                Class                             Number of Shares
                -----                             ----------------
     Common Stock, $0.01 par value                   60,632,647

                               NETPLIANCE, INC.

                                    INDEX


                                                                                    Page
                                                                                   Number
                                                                                   ------

PART I.      FINANCIAL INFORMATION:...........................................          1

  Item 1.    Financial Statements (unaudited).................................          1

             Condensed Balance Sheets
                as of March 31, 2001 and December 31, 2000....................          1

             Condensed Statements of Operations
                for the three months ended March 31, 2001 and 2000...............       2

             Condensed Statements of Cash Flows
                for the three months ended March 31, 2001 and 2000...............       3

             Notes to Condensed Financial Statements.............................       4

  Item 2.    Management's Discussion and Analysis of Results of Operations and
                Financial Condition..............................................       9

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk...........      23

PART II.     OTHER INFORMATION:..................................................      23

  Item 1.    Legal Proceedings...................................................      23

  Item 6.    Exhibits and Reports on Form 8-K....................................      24

  Signatures.....................................................................      25

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                                NETPLIANCE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     March 31,           December 31,
                                ASSETS                                                 2001                   2000
                                                                                   ------------          ------------

Current assets:
     Cash and cash equivalents and short-term investments..............            $ 59,299,993          $ 68,123,618
     Prepaid expenses..................................................                 728,264               290,583
     Other.............................................................                 231,331               627,357
                                                                                   ------------          ------------

         Total current assets..........................................              60,259,588            69,041,558
                                                                                   ------------          ------------

Property and equipment, net............................................               6,094,119             6,774,182
Net assets from discontinued operations................................                       -             8,195,579
Other..................................................................               2,343,121             2,309,277
                                                                                   ------------          ------------

                                                                                   $ 68,696,828          $ 86,320,596
                                                                                   ============          ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable............................................            $    374,320          $  1,284,948
     Accrued liabilities...............................................               5,669,116            13,382,685
     Current portion of capital lease obligations......................                 376,383               637,873
                                                                                   ------------          ------------
         Total current liabilities.....................................               6,419,819            15,305,506
                                                                                   ------------          ------------
Net liabilities from discontinued operations...........................                  88,083                     -

         Total liabilities.............................................               6,507,902            15,305,506
                                                                                   ------------          ------------
Stockholders' equity:
Common stock...........................................................                 606,176               604,948
Additional paid-in capital.............................................             304,789,818           311,308,895
Deferred stock-based compensation......................................              (3,315,046)          (10,081,501)
Stockholder notes receivable...........................................                (652,800)             (652,800)
Accumulated other comprehensive loss...................................                (476,036)             (582,100)
Accumulated deficit....................................................            (238,763,186)         (229,582,352)
                                                                                   ------------          ------------
         Total stockholders' equity....................................              62,188,926            71,015,090
                                                                                   ------------          ------------
                                                                                   $ 68,696,828          $ 86,320,596
                                                                                   ============          ============



      See accompanying notes to unaudited condensed financial statements.

                                NETPLIANCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                               Three Months
                                                                                                  Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                         2001              2000
                                                                                      -----------      ------------
Operating expenses:
     Research and development..........................................               $ 1,972,074      $  1,010,775
     Stock-based compensation..........................................                   225,074         4,485,813
     General and administrative........................................                 2,049,769           882,296
                                                                                      -----------      ------------
         Total operating expenses......................................                 4,246,917         6,378,884
                                                                                      -----------      ------------

         Operating loss................................................                (4,246,917)       (6,378,884)

Interest income, net...................................................                   963,289           612,919
                                                                                      -----------      ------------
     Loss from continuing operations...................................                (3,283,628)       (5,765,965)
     Discontinued operations:
         Loss from operations of a discontinued business...............                (3,697,206)      (35,919,918)
         Loss on disposal of a discontinued business, including
         provision for operating losses during phase-out period........                (2,200,000)                -
                                                                                      -----------      ------------

         Net loss......................................................               $(9,180,834)     $(41,685,883)
                                                                                      ===========      ============

Per share data:
     Net loss..........................................................               $(9,180,834)     $(41,685,883)

     Effect of beneficial conversion feature of convertible preferred
     stock.............................................................                         -       (42,089,262)
                                                                                      -----------      ------------
     Net loss applicable to common stock...............................               $(9,180,834)     $(83,775,145)
                                                                                      ===========      ============

     Net basic and diluted loss from continuing operations
     (net of effect of beneficial conversion feature of
     convertible preferred stock) per common share.....................               $     (0.05)     $      (0.93)

     Net basic and diluted loss from discontinued operations
     per common share..................................................               $     (0.10)     $      (0.70)
                                                                                      -----------      ------------

     Net basic and diluted loss per common share.......................               $     (0.15)     $      (1.63)
                                                                                      ===========      ============

Weighted average common shares outstanding.............................                60,585,561        51,499,370
                                                                                      ===========      ============



      See accompanying notes to unaudited condensed financial statements.

                                NETPLIANCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Three Months
                                                                                                  Ended
                                                                                                 March 31,
                                                                                   ----------------------------------
                                                                                        2001                 2000
                                                                                   -------------        -------------
Cash flows from continuing operating activities:
     Loss from continuing operations...................................             $(3,283,628)        $ (5,765,965)
     Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) continuing operating activities:
         Depreciation and amortization.................................                 756,986              322,069
         Accretion of investment securities............................                (711,550)                   -
         Loss on sale of fixed assets..................................                  28,840                    -
         Stock-based compensation expense..............................                 225,074            4,485,813
         Changes in operating assets and liabilities:
              Prepaid expenses.........................................                (437,681)                   -
              Other....................................................                 366,188             (522,380)
              Accounts payable and accrued liabilities.................              (9,111,204)           9,258,207
                                                                                   -------------        -------------
     Net cash provided by/(used in) continuing operating activities....             (12,166,975)           7,777,744
                                                                                   -------------        -------------

Cash flows used in investing activities:
     Purchases of property and equipment...............................                (105,763)            (962,302)
     Purchases of investment securities................................             (25,496,458)         (10,000,000)
     Investment securities sold........................................               4,942,639                    -
     Investment securities matured.....................................              13,126,058                    -
                                                                                   -------------        -------------
     Net cash used in investing activities.............................              (7,533,524)         (10,962,302)
                                                                                   -------------        -------------

Cash flows from financing activities:
     Increase in restricted cash related to capital leases.............                       -           (1,000,000)
     Principal payments on capital lease obligations...................                (261,490)            (223,256)
     Proceeds from issuance of common stock............................                  31,598          133,389,368
     Proceeds from exercise of stock options and warrants..............                   7,197              704,632
     Proceeds from issuance of preferred stock, net....................                       -           58,873,637
     Collection of stockholder notes receivable........................                       -              168,649
                                                                                   -------------        -------------
     Net cash provided by/(used in) financing activities...............                (222,695)         191,913,030
                                                                                   -------------        -------------
Cash provided by/(used in) discontinued operations.....................               2,854,194          (71,808,353)
                                                                                   -------------        -------------

Net decrease/(increase) in cash and cash equivalents...................             (17,069,000)         116,920,119
                                                                                   -------------        -------------

Cash and cash equivalents at beginning of period.......................              27,352,409            9,563,362
                                                                                   -------------        -------------

Cash and cash equivalents at end of period.............................              10,283,409          126,483,481

Short-term investments.................................................              49,016,584           10,000,000
                                                                                   -------------        -------------
Cash, cash equivalents and short-term investments......................             $59,299,993         $136,483,481
                                                                                   =============        =============




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

     Currently, the Company is developing a business plan to launch an offering that will include hardware and software designed to enable broadband service providers to provide premium services over their telecommunications networks, which will be initially funded by the Company's existing capital. As a result of this shift in business model, the Company expects that it will not generate any revenue in 2001 from the new business and expects to report significant operating losses through at least the end of 2001. There can be no assurance that the Company will ever achieve positive cash flow from its operations and it faces numerous risks associated with this proposed transition.

     In January 2001, the Company decided to exit the consumer Internet appliance and service business due to, among other things, its continued losses and inability to raise additional capital to fund such business. The accompanying financial statements have been restated to present the Company's consumer Internet appliance and service business as a discontinued operation for all historical periods presented. See Note 2, Discontinued Operations.

     To date, the Company has funded its activities primarily through private equity offerings, which have included sales of its common stock and preferred stock, and its initial public offering of its common stock on March 17, 2000.
In the future, the Company expects to seek additional funding through private or public equity offerings, credit facilities or other financing arrangements, until such time as it achieves positive cash flow from operations. However, there can be no assurance that such financing will be available or that positive operating cash flows will be achieved.

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of such information. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of results expected in future periods.

(2)  Discontinued Operations

     The Company has experienced operating losses since inception as a result of: selling its Internet appliance at a significant loss; trying to build and support its Internet service offering for Internet appliance customers; and expanding its subscriber base. In November 2000, the Company shifted its business model to focus on providing broadband infrastructure and services and away from its consumer Internet offering. In connection with this shift in focus, the Company restructured operations. The Company reduced headcount by approximately 38%, primarily in the consumer sales and marketing departments and in administration. In January 2001, the Company announced its decision to discontinue its Internet appliance and service business. The Company terminated all marketing and sales efforts related to the consumer Internet appliance and service business, although the Company continues to provide Internet access to service customers who had previously purchased an Internet appliance from the

Company. In February 2001, the Company reduced headcount by an additional 76 employees, and certain members of senior management who were dedicated to the consumer Internet offering resigned.

     Also in February 2001, the Company entered into an agreement with EarthLink, Inc. to transfer the Company's service obligations relating to most of the Company's existing Internet appliance customers. Pursuant to this agreement, these Internet appliance customers were offered continued Internet access only through EarthLink. Approximately 50,000 of the Company's customers were transferred to EarthLink's service on March 12, 2001. The agreement calls for EarthLink to pay the Company $175 for each customer who transfers to the EarthLink service and who remains an EarthLink customer through two monthly billing cycles. After the transfer of the Internet appliance service obligations to EarthLink, the Company continues to provide Internet access service to 7,000 Internet service customers. The Company is obligated to provide service to approximately 6,000 of these customers through November 2001. After that date, the Company expects to discontinue providing any Internet access service.

     The Company previously estimated that it would recognize a net gain of approximately $1.0 million in 2001 in connection with the discontinuance of the Company's Internet appliance and service business. This estimated gain was based upon the estimated income from this business until its ultimate disposal in 2001 and the estimated payment by EarthLink for transferred customers. The Company has since revised the estimate to include the actual loss incurred during the first quarter of 2001, which totaled approximately $3.7 million, as well as additional costs of exiting the discontinued Internet appliance and service business that the Company will incur throughout the remainder of 2001. The Company now estimates that it will incur a net loss from the discontinuance of the Internet appliance and service business totaling approximately $5.9 million.

     The primary components included in the Company's revised estimated loss of approximately $5.9 million, as compared to the initial estimated net gain of approximately $1.0 million, are related to additional estimated network dialup costs, additional estimated workforce costs and additional estimated network operations costs that the Company anticipates incurring during the phase out of its consumer Internet appliance and service business.

     The revised estimate includes the actual loss incurred during the first quarter of 2001, but continues to be based upon certain estimates, including the estimated ultimate payment by EarthLink, the estimated Internet appliance service revenue and related costs and estimated costs to terminate or restructure various network service agreements and other contracts and agreements related to this business. Any differences between the Company's estimates and the actual amounts incurred in future periods will change the estimated net loss accordingly.

Restructuring

     On October 25, 2000, the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by consolidating facilities and reducing the Company's workforce by approximately 38%. As a result, the Company recorded a restructuring charge of approximately $1.1 million in the fourth quarter of 2000, primarily consisting of costs associated with closing of facilities and employee severance and benefits. The following table provides a detail of the charges as well as the amounts accrued as of March 31, 2001 and December 31, 2000:

                            Accrual at March 31,        Accrual at December 31,             Expensed in
                                    2001                         2000                          2000
                          -----------------------       -----------------------       -----------------------
Lease termination
costs..................         $  513,450                   $  293,400                    $  293,400
Employee severance.....             12,000                      262,777                       745,236
Other..................                 --                       39,384                        39,384
                          -----------------------       -----------------------       -----------------------
Total..................         $  525,450                   $  595,561                    $1,078,020
                          =======================       =======================       =======================

     All employees terminated in the restructuring received severance payments equal to 60 days of salary, plus $1,000 if they executed a release of claims against the Company. The reduction in workforce included 93 employees in sales and marketing, technical support, network operations and the general and administrative groups.

     The Company recorded approximately $440,000 of additional restructuring charges during the first quarter of 2001. Also during the first quarter of 2001, the Company made lease payments totaling approximately $220,000, which was accrued for as a component of the restructuring charge as of December 31, 2000, and employee severance payments totaling approximately $250,000 for employees included in the workforce reduction that occurred during the fourth quarter of 2000.

     In January 2001, the Company's Board of Directors adopted a proposed new business strategy for the Company, which resulted in additional reductions in the Company's workforce totaling 76 employees in sales and marketing, technical support, network operations and the general and administrative groups. All employees terminated in the reduction in workforce received severance payments equal to 60 days of salary, plus $1,000 if they executed a release of claims against the Company. As a result, the Company estimates that it will incur approximately $827,000 of severance costs during 2001. As of March 31, 2001, the Company had accrued approximately $207,000 for terminations scheduled to occur after March 31, 2001.

     As the majority of the Company's restructuring charges recorded in 2000 and 2001 are estimates, the actual amounts paid could differ from those estimates.

     Operating results of the discontinued Internet appliance and service business are as follows for the quarters ended March 31, 2001 and 2000:

                                                                      Three Months Ended
                                                                          March 31,
                                                            ----------------------------------------
                                                                 2001                       2000
                                                            --------------            --------------
Subscription revenue.........................                $  2,878,489              $    632,057
Cost of subscription revenue.................                  (4,222,265)               (4,618,559)
Income/(loss) on appliance and other
 peripheral sales............................                      37,354                (7,663,182)
Stock-based compensation.....................                      11,900                (1,704,518)
Sales and marketing..........................                  (1,189,193)              (19,769,451)
General and administrative...................                    (429,909)               (1,445,561)
Research and development.....................                    (343,482)               (1,350,704)
Restructuring charge.........................                    (440,100)                        -
                                                            --------------            --------------
  Loss from discontinued operations..........                $ (3,697,206)             $(35,919,918)
                                                            --------------            --------------

     Assets and liabilities of the discontinued Internet appliance and service business are as follows as of March 31, 2001 and December 31, 2000:

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------
Current assets...............................      $ 1,277,151      $3,325,917
Property and equipment, net..................        5,451,368       4,967,036
Non-current assets...........................          587,554         390,626
Deferred disposal proceeds...................       (4,716,156)              -

Estimated net loss from disposal including
 losses from operating the discontinued
 business....................................       (2,200,000)              -

Other liabilities............................         (488,000)       (488,000)
                                                   ------------    ------------

Net (liabilities)/assets of discontinued
 operations..................................      $   (88,083)     $8,195,579
                                                   ============    ============

(3)  Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." In accordance with Statement of Financial Accounting Standard No. 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options and warrants are anti-dilutive. The calculation of net loss per share excludes potential common shares if their effect is anti-dilutive. Potential common shares consist of common shares issuable upon the exercise of stock options and warrants.

(4)  Capital Stock

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

Convertible Preferred Stock

     On January 5, 2000, the Company issued 1,430,000 shares of Series D Convertible Preferred Stock ("Series D"). Net proceeds to the Company approximated $27.1 million, of which, $2.0 had been received prior to 2000.

     The 1,430,000 shares of Series D and the warrants to purchase 221,400 shares of common stock issued in conjunction with Series D were issued with beneficial conversion features approximating $27.2 million and $1.4 million, respectively. The beneficial conversion features were calculated as the difference between the conversion price and the fair value of the warrants and common stock into which the preferred stock was convertible. These amounts were accounted for as an increase in additional paid-in capital and in-substance dividends to the preferred stockholders on the dates of issuance.

     On February 4, 2000, the Company entered into an irrevocable agreement to sell 1,127,675 shares of Series E Convertible Preferred Stock ("Series E") for $30.00 per share in a private placement. The closing for the sale of these shares was on February 7, 2000. Net proceeds to the Company approximated $33.8 million.

     The 1,127,675 shares of Series E were issued with a beneficial conversion feature approximating $13.5 million. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock was convertible. This amount was accounted for as an increase in additional paid-in capital and an in-substance dividend to the preferred stockholders in the first quarter of 2000, and accordingly increased the loss applicable to common stockholders by approximately $13.5 million. The Series E were convertible at the option of the holder into shares of common stock at a conversion ratio of one-for-one.

     Each share of Series D and E converted into three shares of common stock upon the Company's consummation of its public offering of its common stock, or 4,290,000 and 3,383,025 shares, respectively, totaling 7,673,025 shares of common stock as a result of the conversion provision of such stock and the stock split effectuated with the Company's initial public offering.

(5)  Stock Options

Stock Option Plan

     In January 2001, the Company granted to non-employee directors options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $0.53 per share, which were fully vested at the time of the grant. In the three months ended March 31, 2001, the Company granted to employees options to purchase an aggregate of 5,815,576 shares of common stock at exercise prices ranging from $0.31 to $0.56 per share, which will vest over a period of three or four years. Certain of these options also have a one year change of control acceleration clause. Included in these employee options were options to purchase 5,410,576 shares of common stock granted to continuing and new employees at exercise prices ranging from $0.31 to $0.44 per share, which were granted subject to availability of shares of unreserved common stock in the option plan pool.

     The Company has recorded approximately $225,000 of compensation expense in the first quarter of 2001 as a result of granting stock options in 1999 and 2000 with exercise prices below the estimated fair value of the stock at the date of grant. Also, during the first quarter of 2001, the Company eliminated approximately $6.5 million of unrecognized deferred stock compensation as a result of employee terminations and voluntary departures. Remaining deferred compensation of approximately $3.3 million will be amortized over the applicable vesting period. The Company may have to record additional deferred stock-based compensation in the future as shares of common stock become available for the options granted in the first quarter of 2001 subject to such availability, if the fair market value of the Company's common stock on the date those shares become available is greater than the exercise price of the options.

(6)  Commitments and Contingencies

     The Company is involved in certain legal proceedings as a part of its normal course of business.

     In 2000, the Federal Trade Commission initiated an investigation of certain of the Company's practices in marketing its Internet appliances and related services, including whether the Company was in compliance with the FTC's Trade Regulation Rule Concerning the Sale of Mail or Telephone

Merchandise. As a result of the investigation and discussions between the Company and the FTC, the Company and the FTC staff conducting the investigation entered into a tentative settlement. The settlement is in the form of a Consent Decree and Order for Injunctive Relief, Consumer Redress, Civil Penalties, and Other Relief. If the draft Complaint and Consent Decree are approved by the FTC and the court in which the Complaint and Consent Decree will be filed, the Company, without admitting liability for any of the matters alleged in the Complaint, will be required, among other things, to pay a civil penalty of $100,000 for the alleged violations.

     On March 1, 2001, Spyglass, Inc. filed a lawsuit against the Company seeking in excess of $300,000 in damages for the alleged breach of a contract relating to software development by Spyglass for the Company's discontinued business. The Company has filed a denial and counterclaim against Spyglass for breach of contract. The case is pending in state court in DuPage County, Illinois.

     The Company has commenced litigation in Austin, Texas, against Data Exchange Corporation ("DEX") for actions arising from DEX's refusal to release to the Company the remaining inventory of the Company's Internet appliances held by DEX. The lawsuit asserts causes of action for breach of contract and conversion. DEX has answered the suit and denied the Company's claims. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division.

     During the first quarter of 2001, the Company entered into an agreement with AT&T Corp. that released the Company from its obligations to purchase Internet dialup services under a contract entered into in July 2000. The terms of this agreement call for the Company to pay a $250,000 termination penalty, and commit the Company to purchasing an additional $750,000 of products and/or services from AT&T Corp. before March 1, 2002.

     The Company has continuing material commitments under several contracts related to it discontinued business, including a $2.4 million commitment under a facility lease expiring in 2005. In July 2000, the Company entered into a network services agreement with Genuity Solutions, Inc. to provide dialup Internet service to the Company's customers. Under this agreement, the Company is obligated to pay minimum commitment amounts over the three-year term of the agreement equaling $200,000 per month. The Company may terminate this network services agreement for any reason upon 60 days prior written notice upon the payment of a termination fee. The termination fee for this network services agreement is based upon a percentage of the commitment level at the time of termination and the remaining term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This report, including the discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition, contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

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

     Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors That May Affect Future Operating Results" and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission. We urge you to review carefully the section "Factors Affecting Operating Results" in this report for a more complete discussion of the risks associated with an investment in our securities.

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

     In November 2000, we began shifting our business model to focus on providing broadband infrastructure and services and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. We reduced our headcount by approximately 38%, primarily in our consumer sales and marketing departments and in administration. In January 2001, we terminated all marketing and sales efforts related to our consumer Internet appliances, although we continued to service customers who had previously purchased our Internet appliances. In February 2001, we reduced our headcount by an additional 76 employees, and certain members of senior management who were dedicated to our consumer Internet offering resigned.

     Also in February 2001, we entered into an agreement with EarthLink, Inc. for the transfer of our service obligations relating to most of our existing Internet appliance customers. Pursuant to this agreement, these customers were offered continued Internet access only through EarthLink. Approximately 50,000 of our customers were transferred to EarthLink's service on March 12, 2001. The agreement calls for us to receive payments from EarthLink at a rate of $175 for each of our customers who transferred to the EarthLink service and who remains an EarthLink customer through two monthly billing cycles.

     After the transfer of our service obligations to EarthLink, we continue to provide Internet access service to approximately 7,000 customers. We have the obligation to provide service to approximately 6,000 of these customers through November 2001. After that date, we expect to discontinue providing any Internet access service. We have terminated our obligations under one network services agreement and anticipate terminating or restructuring others, which could result in significant termination fees or other charges. We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. We are continuing to operate our Internet portal, but we expect the EarthLink customers to be transitioned to an EarthLink portal in the future. In general, we are in the process of exiting our consumer-focused business entirely, but will continue to have significant obligations and potential liabilities relating to this business.

     As a result of our change in business strategy, the results of operations for all prior periods presented have been restated for the effect of discontinued operations related to the Internet appliance and service business.

Results of Continuing Operations

Revenues

     We are still in the planning stages of our initiative. We are currently developing a prototype to test the feasibility of our new business plan. We are also developing new software for our planned products. We have no sales contracts with potential customers for our suite of potential products and services. We had no revenue from continuing operations for the quarters ended March 31, 2001 or 2000.

Expenses

     Research and development expenses. Our research and development expenses from continuing operations consist primarily of salaries of employees in this area who remained with us to assist in developing our broadband initiative, and other expenses relating to the development of that initiative. Research and development expenses from continuing operations totaled approximately $2.0 million and $1.0 million for the quarters ended March 31, 2001 and 2000, respectively. Our research and development expenses increased in 2001 due primarily to an increase in employment costs and depreciation expense on development equipment.

     Stock-based compensation. Our stock-based compensation for continuing operations totaled approximately $225,000 for the quarter ended March 31, 2001, as compared to approximately $4.5 million for the quarter ended March 31, 2000. These expenses are attributable primarily to stock options granted prior to and during the first quarter of 2000 with exercise prices that were less than the estimated fair value of the underlying common stock on the date of grant. Additional deferred stock-based compensation totaled approximately $3.3 million as of March 31, 2001. This amount will be amortized over the remaining vesting period of the options that were outstanding as of March 31, 2001.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for the executive, administrative, finance and information systems departments, and facility costs, professional fees and recruiting. Our general and administrative expenses from continuing operations were approximately $2.0 million and $900,000 for the quarters ended March 31, 2001 and 2000, respectively. The increase in these expenses was primarily a result of an increased number of employees, an increase in corporate facility costs and an increase in depreciation expense on corporate assets.

     Interest income. Our interest income, net of interest expense, totaled approximately $1.0 million for the quarter ended March 31, 2001, as compared to approximately $600,000 for the quarter ended March 31, 2000. The increase in interest income is due to a general increase in the average cash balances we held at banking and financial institutions throughout the entire first quarter of 2001.

Discontinued Operations

     We have experienced operating losses since inception as a result of selling our Internet appliance at a significant loss, trying to build and support our Internet service offering for our Internet appliance customers and trying to expand our customer base. In November 2000, we shifted our business model to focus on providing broadband infrastructure and services and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. We reduced our headcount by approximately 38%, primarily in the consumer sales and marketing departments and in administration. In January 2001, we announced our decision to discontinue our Internet appliance and service business. At that time, we terminated all marketing and sales efforts related to the consumer Internet appliance and service business, although we continued to service customers who had previously purchased an Internet appliance from us. In February 2001, we reduced our headcount by an additional 76 employees, and certain members of senior management who were dedicated to the consumer Internet offering resigned.

     Also in February 2001, we entered into an agreement with EarthLink, Inc. to transfer our service obligations relating to approximately 50,000 of our Internet appliance customers. Those customers were transferred to EarthLink on March 12, 2001. The agreement requires EarthLink to pay us $175 for each of our customers who transfers to the EarthLink service and who remains an EarthLink customer through two billing cycles. After the transfer of our service obligations to EarthLink, we continue to provide Internet access service to approximately 7,000 Internet service customers. We are obligated to provide service to approximately 6,000 of these customers through November 2001. After that date, we expect to discontinue providing any Internet access service.

     We previously estimated that we would recognize a net gain of approximately $1.0 million in 2001 in connection with the discontinuance of our Internet appliance and service business. This estimated gain was based upon the estimated income from this business until its ultimate disposal in 2001 and the estimated payment by EarthLink for transferred customers. We have since revised the estimate to include the actual loss incurred during the first quarter of 2001, as well as additional costs of exiting the discontinued Internet appliance and service business that we will incur throughout the remainder of 2001. We now estimate that we will incur a net loss from the discontinuance of the Internet appliance and service business totaling approximately $5.9 million. The revised estimate includes the actual loss incurred during the first quarter of 2001, but continues to be based upon certain estimates, including the estimated ultimate payment by EarthLink, the estimated Internet appliance service revenue and related costs and estimated costs to terminate or restructure various network service agreements and other contracts and agreements related to this business. Any differences between our estimates and the actual amounts incurred in future periods will change the estimated net loss accordingly.

     Net loss from our discontinued Internet appliance and service business totaled approximately $3.7 million and $35.9 million for the quarters ended March 31, 2001 and 2000, respectively. The net loss from discontinued operations for the quarter ended March 31, 2001 includes approximately $2.9 million of revenues from the Internet appliance service business, sales and marketing costs of approximately $1.2 million, and network operation costs of approximately $4.2 million. In addition, we recorded an additional restructuring charge of approximately $440,000 consisting of costs associated with the closing of some of our facilities and approximately $827,000 of severance costs relating to our reduction in workforce in February 2001. In comparison, the net loss from discontinued operations for the quarter ended March 31, 2000 includes approximately $600,000 of revenues from the Internet appliance service business, sales and marketing costs of approximately $19.8 million, network operation cost of approximately $4.6 million and loss on subsidized appliance and peripheral sales of approximately $7.7 million.

     The increase in Internet appliance services revenues is attributable to an increase in the number of subscribers to approximately 55,000 during the first quarter of 2001, as compared to approximately 20,000 as of March 31, 2000. The decrease in the loss on subsidized appliance and peripheral sales is due to our discontinuance of all Internet appliance and peripheral sales in January 2001. The decrease in sales and marketing costs is due to a general reduction in sales and marketing personnel and a complete suspension of all marketing and media campaigns during the first quarter of 2001.

     We have continuing material commitments under several contracts related to this discontinued business, including a $2.4 million commitment under a facility lease expiring in 2005. In July 2000, we entered into a network services agreement with Genuity Solutions, Inc. to provide dial-up Internet service to our customers. Under this agreement, we are obligated to pay minimum commitment amounts over the three-year term of the agreement equaling $200,000 per month. We may terminate this network services agreement for any reason upon 60 days prior written notice upon the payment of a termination fee. The termination fee for this network services agreement is based upon a percentage of the commitment level at the time of termination and the remaining term of the agreement.

     During the first quarter of 2001, we entered into an agreement with AT&T Corp. that released us from our obligations to purchase Internet dialup services under a contract entered into in July 2000. The terms of this agreement call for us to pay a $250,000 termination penalty, and commit us to purchasing an additional $750,000 of products and/or services from AT&T Corp. before March 1, 2002.

Liquidity and Capital Resources

     From inception in January 1999 through March 31, 2001, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230.0 million. As of March 31, 2001, we had approximately $59.3 million in cash, cash equivalents and short-term investments, compared to approximately $136.5 million as of March 31, 2000. Although we have taken steps to decrease our future operating expenses, our new strategic focus will require significant capital to fund operating losses, research and development expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations. We estimate that we have adequate cash to meet our needs for the next 12 months. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model.

     Working capital decreased by approximately $69.4 million, to $53.8 million as of March 31, 2001 from $123.2 million as of March 31, 2000. The decrease in working capital is primarily the result of losses incurred in both our continuing and discontinued operations during the final three quarters of 2000 and the first quarter of 2001.

     Net cash used in continuing operating activities was approximately $12.2 million for the quarter ended March 31, 2001, compared to net cash provided of approximately $7.8 million for the quarter ended March 31, 2000. The decrease in cash provided by operating activities is primarily the result of a reduction of accounts payable and accrued liabilities of approximately $9.1 million during the first quarter of 2001.

     Net cash used in investing activities was approximately $7.5 million and $11.0 million for the quarters ended March 31, 2001 and 2000, respectively. Cash used in investing activities consists of the purchase of property and equipment and the purchase, sale and maturity of certain investment securities.

     Net cash used in financing activities was approximately $200,000 for the quarter ended March 31, 2001, compared to net cash provided by financing activities of approximately $191.9 million for the quarter ended March 31, 2000. The $191.9 million provided during the quarter ended March 31, 2000 includes approximately $133.4 million of net proceeds from the sale of 8,000,000 shares of our common stock in our initial public offering and approximately $58.9 million of net proceeds from the private sale of shares of our preferred stock.

     Net cash provided by discontinued operations was approximately $2.9 million for the first quarter of 2001, as compared to net cash used in discontinued operations of approximately $71.8 million for the first quarter of 2000. The increase in cash provided by discontinued operations during the first quarter of 2001 is primarily due to the receipt of approximately $4.7 million from EarthLink as partial payment under the agreement for the transfer of our service obligations relating to most of our Internet appliance customers, and the discontinuance of our Internet appliance and peripheral sales in January 2001.

Factors Affecting Operating Results

     There are numerous risks affecting our proposed business and our discontinued operations, some of which are beyond our control. These risks relate to our efforts in transitioning to our new strategic focus, the launch of our new broadband initiative and the discontinuation of our old line of business. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Our future operating results and financial condition are heavily dependent on our ability to successfully develop, manufacture and market technologically innovative broadband solutions in order to meet customer demand patterns in the telecommunications industry. Inherent in this process are a number of factors that we must successfully manage if we are to achieve positive future operating results in the future. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

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

          , the uncertainty of market acceptance of broadband services utilizing our proposed line of products and services;

          , our need to introduce reliable products and services that meet the demanding needs of broadband service providers; and

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

     We have recently lost key personnel who we will need to replace. Moreover, we will need to hire a number of additional research and development, business development, support and marketing employees in 2001 and beyond to develop and grow our proposed business. If we fail to attract qualified personnel or retain current employees we need, including our executive officers and other key employees, we may not be able to generate revenues. Our relationships with these officers and key employees are "at will." Moreover, we do not have "key person" life insurance policies covering any of our employees.

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

     On November 13, 2000 our stock price first closed below $1.00. From the period of December 1, 2000 through May 9, 2001 our stock price has closed below $1.00 at the end of each trading day, and on the last trading day of this period our stock price closed at $0.37. On April 18, 2001, we received notice from Nasdaq that our stock price had failed to maintain the minimum bid price of at least $1.00 for 30 consecutive trading days, that we had exhausted the applicable grace period and that our common stock would be delisted on April 26, 2001 unless we appealed such determination and Nasdaq granted us a waiver of such requirement. On April 19, 2001, we notified Nasdaq that we would appeal such determination, which automatically stayed the scheduled delisting of our common stock. We will seek such a waiver and secure continued listing on the Nasdaq National Market at a hearing scheduled for June 7, 2001 with Nasdaq. However, we can give no assurances that we will be granted such a waiver. If we lose our Nasdaq National Market status, we anticipate that our common stock would trade in the over-the-counter market, which is viewed by most investors as a less desirable, and less liquid, marketplace.

     Our officers, directors and affiliated entities own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

     Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 57% of our outstanding stock as of April 30, 2001. These stockholders, if acting together, would be able to determine all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

     Our chairman and chief executive officer, John F. McHale, entered into management buyout agreements with each of Kent A. Savage, Kenneth A. Kalinoski, David S. Lundeen and Watershed Capital I L.P. Together, this group beneficially owns approximately 52% of our outstanding stock as of April 30, 2001, and pursuant to these agreements Mr. McHale could initiate or block significant matters affecting us. In January 2001, this group terminated discussions with our board of directors relating to a possible management buyout. However, given that the management buyout agreements are still in effect, it is possible that this group or a portion thereof may initiate discussions for a going private transaction with respect to us in the future.

     The large number of shares eligible for public sale could cause our stock price to decline.

     The market price of our common stock could further decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This [Arcumstance could become a more significant issue at such time as shares sold in past or future private placements are either registered or may be resold in reliance on Rule 144 of the Securities Act of 1933.

     We may be unable to obtain the additional capital required to grow our business, which could seriously harm our proposed business. If we raise additional funds, our current stockholders may suffer substantial dilution.

     As of March 31, 2001, we had approximately $59.3 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds at any time, and given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

     In February 2001, we entered into an agreement with EarthLink, Inc., for the transfer of our service obligations relating to most of our existing customers. Approximately 50,000 of our customers were transferred to EarthLink's Internet service on March 12, 2001. After the transfer of our existing customers to EarthLink's service, we continue to provide Internet access service to approximately 7,000 customers. We continue to have the obligation to provide service to approximately 6,000 of these customers through November 2001. We have terminated our obligation under one network services agreement and anticipate terminating or restructuring others, which could result in significant termination fees or other charges. We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. If we are unable to successfully complete the transition from our old line of business, or incur significant liability related to that business in the transition, or after we have exited the Internet appliance and service business, our future financial results will suffer.

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

ITEM 1.   LEGAL PROCEEDINGS

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

     On March 1, 2001, Spyglass, Inc. filed a lawsuit against us seeking in excess of $300,000 in damages for the alleged breach of a contract relating to software development by Spyglass for our discontinued business. We have filed a denial and counterclaim against Spyglass for breach of contract. The case is pending in state court in DuPage County, Illinois.

     We have commenced litigation in Austin, Texas, against Data Exchange Corporation ("DEX") for actions arising from DEX's refusal to release to us our remaining inventory of Internet appliances held by DEX. The lawsuit asserts causes of action for breach of contract and conversion. DEX has answered the suit and denied our claims. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division.

     At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)

     10.1 Consulting Agreement dated March 2, 2001, by and between Kent A. Savage and Netpliance.

     (b) On January 18, 2001, we filed a Current Report on Form 8-K regarding the potential delisting of our common stock from the Nasdaq National Market.

               On January 23, 2001, we filed a Current Report on Form 8-K regarding the termination of discussions between our Board of Directors and a group of investors regarding a possible management buyout of the Company.

               No other Reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NETPLIANCE, INC.


Date:  May 11, 2001                   /s/ Francis S. Webster III
                                      ------------------------------------------
                                      Francis S. Webster III
                                      President, Chief Operating Officer and
                                      Chief Financial Officer

                                 EXHIBIT INDEX


     10.1 Consulting Agreement dated March 2, 2001, by and between Kent A. Savage and Netpliance.