Form 10-Q
period 2001-06-30
NETPLIANCE INC
filed 2001-08-10
CIK 1097297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    Of The Securities Exchange Act of 1934

                        For Quarter Ended June 30, 2001


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

     The number of shares outstanding of each of the issuer's classes of common stock as of July 2, 2001.

                      Class                             Number of Shares
                      -----                             ----------------
          Common Stock, $0.01 par value                    60,653,217

                               NETPLIANCE, INC.

                                     INDEX


                                                                                    Page
                                                                                   Number
                                                                                   ------

PART I.         FINANCIAL INFORMATION:...........................................       1

     Item 1.    Financial Statements (unaudited).................................       1

                Condensed Balance Sheets
                  as of June 30, 2001 and December 31, 2000......................       1

                Condensed Statements of Operations
                  for the three and six months ended June 30, 2001 and 2000......       2

                Condensed Statements of Cash Flows
                  for the six months ended June 30, 2001 and 2000................       3

                Notes to Condensed Financial Statements..........................       4

     Item 2.    Management's Discussion and Analysis of Results of Operations and
                Financial Condition..............................................      10

     Item 3.    Quantitative and Qualitative Disclosure About Market Risk........      24

PART II.        OTHER INFORMATION:...............................................      24

     Item 1.    Legal Proceedings................................................      24

     Item 4.    Submission of Matters to a Vote of Security Holders..............      25

     Item 6.    Exhibits and Reports on Form 8-K.................................      25

     Signatures..................................................................      26

PART I.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.

                               NETPLIANCE, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                    June 30,           December 31,
                           ASSETS                                                     2001                2000
                                                                                 -------------        -------------
Current assets:
  Cash and cash equivalents and short-term investments....................       $  53,030,181        $  68,123,618
  Prepaid expenses........................................................           1,140,250              290,583
  Other...................................................................             129,523              627,357
                                                                                 -------------        -------------
     Total current assets.................................................          54,299,954           69,041,558
                                                                                 -------------        -------------
Property and equipment, net...............................................           6,403,813            6,774,182
Net assets from discontinued operations...................................             739,452            8,195,579
Other.....................................................................           2,053,577            2,309,277
                                                                                 -------------        -------------
                                                                                 $  63,496,796        $  86,320,596
                                                                                 =============        =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable..................................................       $   1,069,928        $   1,284,948
  Accrued liabilities.....................................................           5,550,263           13,382,685
  Current portion of capital lease obligations............................             100,555              637,873
                                                                                 -------------        -------------
     Total current liabilities............................................           6,720,746           15,305,506
                                                                                 -------------        -------------
     Total liabilities....................................................           6,720,746           15,305,506
                                                                                 -------------        -------------

Stockholders' equity:
Common stock..............................................................             606,462              604,948
Additional paid-in capital................................................         304,513,208          311,308,895
Deferred stock-based compensation.........................................          (2,822,571)         (10,081,501)
Stockholder notes receivable..............................................            (652,800)            (652,800)
Accumulated other comprehensive loss......................................            (273,447)            (582,100)
Accumulated deficit.......................................................        (244,594,802)        (229,582,352)
                                                                                 -------------        -------------

     Total stockholders' equity...........................................          56,776,050           71,015,090
                                                                                 -------------        -------------

                                                                                 $  63,496,796        $  86,320,596
                                                                                 =============        =============

      See accompanying notes to unaudited condensed financial statements.

                               NETPLIANCE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       Three Months                       Six Months
                                                                          Ended                             Ended
                                                                         June 30,                          June 30,
                                                              ------------------------------    ------------------------------
                                                                  2001             2000             2001             2000
                                                              -------------    -------------    -------------    -------------
Operating expenses:
  Research and development..................................  $   2,527,744    $   1,387,606    $   4,666,881    $   2,527,037
  General and administrative................................      1,976,912          437,406        4,084,692        5,676,859
                                                              -------------    -------------    -------------    -------------

     Total operating expenses...............................      4,504,656        1,825,012        8,751,573        8,203,896
                                                              -------------    -------------    -------------    -------------

     Operating loss.........................................     (4,504,656)      (1,825,012)      (8,751,573)      (8,203,896)

Interest income, net........................................        763,740        2,110,855        1,727,029        2,723,774
                                                              -------------    -------------    -------------    -------------
  Income/(loss) from continuing operations..................     (3,740,916)         285,843       (7,024,544)      (5,480,122)
  Discontinued operations:
     Loss from operations of a discontinued business........              -      (41,216,370)      (3,697,206)     (77,136,288)
     Loss on disposal of a discontinued business,
       including provision for operating losses during
       phase-out period.....................................     (2,090,700)               -       (4,290,700)               -
                                                              -------------    -------------    -------------    -------------

     Net loss...............................................  $  (5,831,616)   $ (40,930,527)   $ (15,012,450)   $ (82,616,410)
                                                              =============    =============    =============    =============

Per share data:
  Net loss..................................................  $  (5,831,616)   $ (40,930,527)   $ (15,012,450)   $ (82,616,410)

  Effect of beneficial conversion feature of convertible
   preferred stock..........................................              -                -                -      (42,089,262)
                                                              -------------    -------------    -------------    -------------

  Net loss applicable to common stock.......................  $  (5,831,616)   $ (40,930,527)   $ (15,012,450)   $(124,705,672)
                                                              =============    =============    =============    =============

  Net basic and diluted loss from continuing operations
  (net of effect of beneficial conversion feature of
  convertible preferred stock) per common share.............  $       (0.06)   $           -    $       (0.12)   $       (0.85)

  Net basic and diluted loss from discontinued operations
  per common share..........................................  $       (0.03)          $(0.68)   $       (0.13)   $       (1.38)
                                                              -------------    -------------    -------------    -------------

   Net basic and diluted loss per common share..............  $       (0.09)          $(0.68)   $       (0.25)   $       (2.23)
                                                              -------------    -------------    -------------    -------------

Weighted average common shares outstanding..................     60,633,242       60,372,263       60,608,854       55,935,817
                                                              =============    =============    =============    =============

      See accompanying notes to unaudited condensed financial statements.

                               NETPLIANCE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                Six Months
                                                                                                   Ended
                                                                                                  June 30,
                                                                                      ---------------------------------
                                                                                          2001                 2000
                                                                                      ------------         ------------
Cash flows from continuing operating activities:
  Loss from continuing operations............................................         $ (7,024,544)        $ (5,480,122)
  Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) continuing operating activities:
     Depreciation and amortization...........................................            1,559,465              722,675
     Accretion of investment securities......................................           (1,420,721)            (285,303)
     Loss on sale of fixed assets............................................               28,840                    -
     Stock-based compensation expense........................................              435,082            4,724,397
     Changes in operating assets and liabilities:
       Prepaid expenses......................................................             (849,667)                   -
       Other.................................................................              272,024           (1,531,361)
       Accounts payable and accrued liabilities..............................           (8,047,437)          11,499,200
                                                                                      ------------         ------------
  Net cash provided by/(used in) continuing operating activities.............          (15,046,958)           9,649,486
                                                                                      ------------         ------------

Cash flows used in investing activities:
  Purchases of property and equipment........................................           (1,217,936)          (1,531,502)
  Purchases of investment securities.........................................          (41,437,647)         (68,698,686)
  Investment securities sold.................................................            4,942,639                    -
  Investment securities matured..............................................           29,684,058           10,000,000
                                                                                      ------------         ------------
  Net cash used in investing activities......................................           (8,028,886)         (60,230,188)
                                                                                      ------------         ------------

Cash flows from financing activities:
  Decrease/(increase) in restricted cash related to capital leases...........              481,511           (1,000,000)
  Principal payments on capital lease obligations............................             (537,318)            (456,162)
  Proceeds from issuance of common stock.....................................               30,933          132,722,255
  Proceeds from exercise of stock options and warrants.......................               15,747            1,337,844
  Proceeds from issuance of preferred stock, net.............................                    -           58,873,637
  Collection of stockholder notes receivable.................................                    -              168,649
                                                                                      ------------         ------------
  Net cash provided by/(used in) financing activities........................               (9,127)         191,646,223
                                                                                      ------------         ------------
Cash used in discontinued operations.........................................             (548,791)         (80,876,611)
                                                                                      ------------         ------------

Net (decrease)/increase in cash and cash equivalents.........................          (23,633,762)          60,188,910
                                                                                      ------------         ------------

Cash and cash equivalents at beginning of period.............................           27,352,409            9,563,362
                                                                                      ------------         ------------

Cash and cash equivalents at end of period...................................            3,718,647           69,752,272

Short-term investments.......................................................           49,311,534           58,698,686
                                                                                      ------------         ------------
Cash, cash equivalents and short-term investments............................         $ 53,030,181         $128,450,958
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

     To date, the Company has funded its activities primarily through private equity offerings, which have included sales of its common stock and preferred stock, and the initial public offering of its common stock on March 17, 2000. In the future, the Company expects to seek additional funding through private or public equity offerings, credit facilities or other financing arrangements, at least until such time as it achieves positive cash flow from operations. However, there can be no assurance that such financing will be available or that positive operating cash flows will be achieved.

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

(2)  Discontinued Operations

     The Company has experienced operating losses since inception as a result of: selling its Internet appliance at a significant loss; trying to build and support its Internet service offering for Internet appliance customers; and expanding its Internet service subscriber base. In November 2000, the Company shifted its business model to focus on providing broadband infrastructure and services and away from its consumer Internet offering. In connection with this shift in focus, the Company restructured operations. The Company reduced headcount by approximately 38%, primarily in the consumer sales and marketing departments and in administration. In January 2001, the Company announced its decision to discontinue its Internet appliance and service business. The Company terminated all marketing and sales efforts related to the consumer Internet appliance and service business, although the Company continues to provide Internet access service to certain customers who had previously purchased an Internet appliance from the Company. In February 2001, the Company reduced headcount by an additional 76 employees, and certain members of senior management who were dedicated to the consumer Internet offering resigned.

     Also in February 2001, the Company entered into an agreement with EarthLink, Inc. to transfer the Company's service obligations relating to most of the Company's existing Internet appliance customers. Pursuant to this agreement, these Internet appliance customers were offered continued Internet access only through EarthLink. Approximately 50,000 of the Company's customers were transferred to EarthLink's service on March 12, 2001. The agreement calls for EarthLink to pay the Company $175 for each customer who transfers to the EarthLink service and who remains an EarthLink customer through two monthly billing cycles. Through June 30, 2001, the Company had received approximately $6.0 million in payments from EarthLink, which constitutes most of the funds the Company expects to receive from the transfer to EarthLink. After the transfer of the Internet appliance service obligations to EarthLink, the Company continued to provide certain services to approximately 7,000 customers. The Company is obligated to provide service to approximately 4,000 customers of third parties through November 2001. After that date, the Company expects to discontinue providing any services to consumers. As of June 30, 2001, the Company discontinued providing Internet access service to its remaining customers to whom it was not obligated to provide such service.

     The Company estimates that it will incur a net loss from the discontinuance of the Internet appliance and service business totaling approximately $8.0 million. The Company recorded a charge of approximately $2.1 million during the second quarter of 2001 related to a leased facility that is not being utilized by the Company. The loss estimate includes the actual loss incurred during the first six months of 2001, but continues to be based upon certain estimates, including the estimated amount of any remaining payments by EarthLink, the estimated costs of operating the Internet appliance and service business until fully discontinued and estimated costs to terminate or restructure various network service agreements, facility leases and other contracts and agreements related to this business. Any differences between the Company's estimates and the actual amounts incurred in future periods will change the estimated net loss accordingly.

Restructuring

     On October 25, 2000, the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by consolidating facilities and reducing the Company's workforce by approximately 38%. As a result, the Company recorded a restructuring charge of approximately $1.1 million in the fourth quarter of 2000, primarily consisting of costs associated with closing of facilities and employee severance and benefits, of which approximately $596,000 was accrued at December 31, 2000. The Company recorded approximately $2.5 million of additional restructuring charges during the first six months of 2001, relating to a leased facility that the Company is not utilizing. The following table provides a summary of the charges, by category, and changes in this restructuring accrual for the six months ended June 30, 2001:

                                                                                                          Accrual at
                                 Accrual at June 30,        Expensed in           Cash payments          December 31,
                                        2001                   2001                  in 2001                 2000
                                 -------------------    -------------------    -------------------    -------------------
Lease termination costs........        $2,384,100               $2,530,700            $  (440,000)            $  293,400
Employee severance.............            10,000                        -               (252,777)               262,777
Other..........................                 -                        -                (39,384)                39,384
                                 -------------------    -------------------    -------------------    -------------------
Total..........................        $2,394,100               $2,530,700            $  (732,061)             $  595,561
                                 ===================    ===================    ===================    ===================

     All employees terminated in the restructuring received severance payments equal to 60 days of salary, plus $1,000 if they executed a release of claims against the Company. The reduction in workforce included 93 employees in sales and marketing, technical support, network operations and the general and administrative groups.

     In January 2001, the Company's Board of Directors adopted a proposed new business strategy for the Company, which resulted in additional reductions in the Company's workforce totaling 76 employees in sales and marketing, technical support, network operations and the general and administrative groups. All employees terminated in the reduction in workforce received severance payments equal to 60 days of salary, plus $1,000 if they executed a release of claims against the Company. As a result, the Company estimates that it will incur approximately $933,000 of severance costs during 2001. As of June 30, 2001, the Company had accrued approximately $200,000 for terminations scheduled to occur after June 30, 2001.

     As the majority of the Company's restructuring charges recorded in 2000 and 2001 are estimates, the actual amounts paid could differ from those estimates.

     Operating results of the discontinued Internet appliance and service business are as follows for the three and six months ended June 30, 2001 and 2000:

                                                  Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                           --------------------------------        --------------------------------
                                               2001                2000                2001                2000
                                           ------------        ------------        ------------        ------------
Subscription revenue............           $          -        $  1,667,643        $  2,878,489        $  2,299,700
Cost of subscription revenue....                      -          (6,980,776)         (4,222,265)        (11,599,335)
Income/(loss) on appliance and
other peripheral sales..........                      -         (16,770,641)             37,354         (24,433,823)
Stock-based compensation........                      -            (144,805)             11,900          (1,849,323)
Sales and marketing.............                      -         (15,040,011)         (1,189,193)        (34,809,462)
General and administrative......                      -          (2,673,006)           (429,909)         (4,118,567)
Research and development........                      -          (1,274,774)           (343,482)         (2,625,478)
Reserve for future estimated
losses..........................                      -                   -          (2,200,000)                  -
Restructuring charge............             (2,090,700)                  -          (2,530,800)                  -
                                           ------------        ------------        ------------        ------------
Loss from discontinued
operations......................           $ (2,090,700)       $(41,216,370)       $ (7,987,906)       $(77,136,288)
                                           ------------        ------------        ------------        ------------

     Assets and liabilities of the discontinued Internet appliance and service business are as follows as of June 30, 2001 and December 31, 2000:

                                                               June 30,                  December 31,
                                                                 2001                       2000
                                                             ------------                ------------
Current assets, net..........................                $          -                $  2,837,917
Non-current assets...........................                   6,055,802                   5,357,662
Current liabilities, net.....................                  (5,316,350)                          -
                                                             ------------                ------------

Net assets of discontinued operations........                $    739,452                 $ 8,195,579
                                                             ============                 ============

(3)  Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." In accordance with Statement of Financial Accounting Standard No. 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options and warrants are anti-dilutive. The calculation of net loss per share excludes potential common shares if their effect is anti-dilutive. Potential common shares consist of common shares issuable upon the exercise of stock options and warrants, and the lapsing of restrictions on shares of restricted common stock.

(4)  Capital Stock

Common Stock

     On February 6, 2000, the Board of Directors approved a three-for-one stock split of common stock and reincorporation of the Company in the State of Delaware, to be effective immediately prior to the effective date of the Company's initial public offering. The reincorporation was completed on March 15, 2000. All common stock information has been adjusted to reflect the stock split as if such split had taken place at inception. On the same date, the Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's stock incentive plan to 10,500,000.

     On March 17, 2000, the Company completed its initial public offering of 8,000,000 shares of common stock and realized net proceeds of approximately $132.7 million. As of the closing date of the offering, all outstanding shares of the Company's convertible preferred stock were converted into shares of common stock.

Restricted Stock

     On May 3, 2001, the Company reserved for issuance 353,850 shares of restricted common stock ("Restricted Stock") under the Company's stock incentive plan as a result of an offer by the Company to exchange shares of Restricted Stock for certain of its outstanding options, on a one-for-five basis. The shares of Restricted Stock will vest in three equal annual increments beginning May 3, 2002. Upon certain change of control events, to the extent shares of Restricted Stock are not fully vested, one-third of the shares will immediately vest.

Convertible Preferred Stock

     On January 5, 2000, the Company issued 1,430,000 shares of Series D Convertible Preferred Stock ("Series D"). Net proceeds to the Company approximated $27.1 million.

     The 1,430,000 shares of Series D were issued with a beneficial conversion feature approximating $27.2 million. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock was convertible. In connection with the Series D, the Company issued warrants to purchase 221,400 shares of common stock with a beneficial conversion feature approximating $1.4 million, the difference between the exercise price of the warrants and the fair value of the common stock purchasable upon exercise of the warrants. These amounts were accounted for as an increase in additional paid-in capital and in-substance dividends to the preferred stockholders on the dates of issuance. The Series D were convertible at the option of the holder into shares of common stock at a conversion ratio of one-for-one.

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

     Each share of Series D and E converted into three shares of common stock upon the Company's consummation of its public offering of its common stock, or 4,290,000 and 3,383,025 shares, respectively, totaling 7,673,025 shares of common stock, as a result of the conversion provision of such stock and the stock split effectuated with the Company's initial public offering.

(5)  Stock Options

Stock Incentive Plan

     In January 2001, the Company granted to non-employee directors options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $0.53 per share, which were fully vested at the time of the grant. In the six months ended June 30, 2001, the Company granted to employees options to purchase an aggregate of 7,144,074 shares of common stock at exercise prices ranging from $0.31 to $0.56 per share, which will vest over a period of three or four years. Certain of these options also have a one year change of control acceleration clause. Included in these employee options were options to purchase 6,739,074 shares of common stock granted to continuing and new employees at exercise prices ranging from $0.31 to $0.47 per share, which were granted subject to availability of shares of unreserved common stock in the option plan pool. Currently, there are outstanding options with the right to purchase approximately 9,992,328 shares of common stock. In addition, there are reserved for issuance 352,200 shares of Restricted Stock that are subject to forfeiture. The Company estimates that it will have approximately 412,741 shares of common stock available under its stock incentive plan after the employee terminations scheduled to occur after June 30, 2001.

     The Company has recorded approximately $210,000 and $435,000 of compensation expense for the three and six months ended June 30, 2001, respectively, primarily as a result of granting stock options in 1999 and 2000 with exercise prices below the estimated fair value of the stock at the date of grant. The Company also recorded approximately $138,000 of deferred stock compensation related to the issuance of shares of Restricted Stock. Also, the Company eliminated approximately $7.0 million of unrecognized deferred stock compensation as a result of employee terminations and voluntary departures during the first six months of 2001. Remaining deferred compensation of approximately $2.8 million will be amortized over the applicable vesting period.

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

     The Company has commenced litigation in Austin, Texas, against Data Corporation ("DEX") for actions arising from DEX's refusal to release to the Company the remaining inventory of the Company's Internet appliances held by DEX. The lawsuit asserts causes of action for breach of contract and conversion. DEX has answered the suit and denied the Company's claims. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division. In addition, DEX has filed suit against the Company in the United States District Court for the Central District of California, over the same dispute, asserting claims for fraudulent misrepresentation, negligent misrepresentation, breach of contract, unjust enrichment, and declaratory judgment.

     On July 11, 2001, a purported class action lawsuit against the Company was filed in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance and subscribed to the Company's Internet service. The complaint alleges that, among other things, the Company disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to its Internet appliance and service business. The complaint seeks an unspecified amount of damages. The Company believes that the claims have no merit and that the Company has meritorious defenses available to it. The Company intends to defend this action vigorously.

     The Company could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to the Company, the Company's financial position and prospects could be harmed.

     During the first quarter of 2001, the Company entered into an agreement with AT&T Corp. that released the Company from its obligations to purchase Internet dialup services under a contract entered into in July 2000. The terms of this agreement required the Company to pay a $250,000 termination penalty, and committed the Company to purchasing an additional $750,000 of products and/or services from AT&T Corp. before March 1, 2002.

     In July 2001, the Company entered into an agreement with Genuity Solutions, Inc. that released the Company from its obligations to purchase Internet dialup services under a contract entered into in July 2000. The terms of this agreement committed the Company to purchasing an aggregate of $2.0 million of products and/or services from Genuity before July 31, 2003.

     The Company has continuing material commitments under several contracts related to it discontinued business, including a $3.5 million commitment under a facility lease expiring in 2005.

(7)  Subsequent Events

     On June 7, 2001, at a hearing before a Nasdaq Listing Qualifications Panel to determine if the Company's common stock would continue to be listed on the Nasdaq National Market, the Company, among other things, indicated its willingness to effect a reverse stock split, pending stockholder approval, to increase the market price of the Company's common stock. On August 9, 2001, the Company held a special meeting of its stockholders, at which the stockholders approved a proposal to amend the Company's certificate of incorporation to effect, at the discretion of the Company's Board of Directors, a reverse stock split of the outstanding shares of the Company's common stock at a ratio of not less than one-for-three and not more than one-for-twenty, with the Company's Board of Directors having the authority to determine which ratio within this range to implement. Immediately following the special meeting, the Company's Board of Directors held a meeting and determined to implement a reverse stock split at a ratio of one-for-fifteen, to be effective on August 20, 2001.

     The reverse stock split will not affect the par value of the Company's common stock. As a result, on August 20, 2001, the stated capital on the Company's balance sheet attributable to the Company's common stock will be reduced by approximately $566,031, and the additional paid-in-capital account will be credited with the amount by which the stated capital is reduced. The Company anticipates that, as a result of the reverse stock split, the per share net income or loss and net book value of the Company's common stock will increase because there will be fewer shares of common stock outstanding. As a result of the reverse stock split, the number of issued and outstanding shares of the Company's common stock will be reduced from approximately 60.7 million shares to approximately 4.1 million shares.

     On August 9, 2001, the Company's Board of Directors also authorized changing the name of the Company to TippingPoint Technologies, Inc. The name change will be effected on or before August 20, 2001 through a "short form" merger with a wholly owned subsidiary of the Company with that name. The Company has applied to change its trading symbol on the Nasdaq National Market to TPTI.

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

     Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors Affecting Future Operating Results" and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission. We urge you to review carefully the section "Factors Affecting Operating Results" in this report for a more complete discussion of the risks associated with an investment in our securities.

Overview

     Since our organization in 1999, we have primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. However, in the first quarter of 2001, we changed our strategic focus and are exiting this consumer business. We are now developing a business plan to launch a hardware and software offering designed to enable broadband service providers to provide premium services over their telecommunications networks.

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

     Also in February 2001, we entered into an agreement with EarthLink, Inc. for the transfer of our service obligations relating to most of our existing Internet appliance customers. Pursuant to this agreement, these customers were offered continued Internet access only through EarthLink. Approximately 50,000 of our customers were transferred to EarthLink's service on March 12, 2001. The agreement calls for us to receive payments from EarthLink at a rate of $175 for each of our customers who transferred to the EarthLink service and who remain an EarthLink customer through two monthly billing cycles. To date, we have received approximately $6.0 million in payments from EarthLink, which constitutes most of the funds we expect to receive from the transfer to EarthLink.

     After the transfer of most of our service obligations to EarthLink, we continued to provide certain services to approximately 7,000 customers. We have the obligation to provide these services to approximately 4,000 customers of third parties through November 2001. After that date, we expect to discontinue providing any services to consumers. As of June 30, 2001, we discontinued providing Internet access service to our remaining customers to whom we were no longer obligated to provide such service. We have terminated our obligations under two network services agreements and anticipate terminating or restructuring other agreements, including the lease for a facility we are not using, which could result in significant termination fees or other charges. We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. We are continuing to operate our Internet portal, but we expect the EarthLink customers to be transitioned to an EarthLink portal in the future. In general, we are in the process of exiting our consumer-focused business entirely, but will continue to have significant obligations and potential liabilities relating to this business.

     As a result of our change in business strategy, the results of operations for all prior periods presented have been restated for the effect of discontinued operations related to the Internet appliance and service business.

Results of Continuing Operations

Revenues

     We are still in the development stage of our initiative. We are currently developing a prototype to test the feasibility of our new business plan. We are also developing new software for our planned products. We have no sales contracts with potential customers for our suite of potential products and services. We had no revenue from continuing operations for the three and six months ended June 30, 2001 and 2000.

Expenses

     Research and development expenses. Our research and development expenses from continuing operations consist primarily of salaries of employees in this area who remained with us to assist in developing our broadband initiative, and other expenses relating to the development of that initiative. Research and development expenses from continuing operations totaled approximately $2.5 million and $1.4 million for the quarters ended June 30, 2001 and 2000, respectively, including stock-based compensation totaling approximately $147,000 and $188,000, respectively. Research and development expenses from continuing operations totaled approximately $4.7 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively, including stock-based compensation totaling approximately $314,000 and $317,000, respectively. Our research and development expenses increased in 2001 due primarily to an increase in employment costs and depreciation expense on development equipment.

     General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for the executive, administrative, finance and information systems departments, and facility costs, professional fees and recruiting. Our general and administrative expenses from continuing operations were approximately $2.0 million and $400,000 for the quarters ended June 30, 2001 and 2000, respectively, including stock-based compensation totaling approximately $63,000 and $50,000, respectively. Our general and administrative expenses from continuing operations were approximately $4.1 million and $5.7 million for the six months ended June 30, 2001 and 2000, respectively, including stock-based compensation totaling approximately $120,000 and $4.4 million, respectively. The increase in these expenses that do not include stock-based compensation was primarily a result of an increased number of employees, an increase in corporate facility costs and an increase in depreciation expense on corporate assets. Stock-based compensation decreased significantly for the six months ended June 30, 2001 due to the termination or resignation of administrative, finance and information systems personnel and the termination of their options that had exercise prices below the fair market value of our common stock at the date of grant.

     Interest income. Our interest income, net of interest expense, totaled approximately $800,000 for the quarter ended June 30, 2001, as compared to approximately $2.1 million for the quarter ended June 30, 2000. Interest income, net of interest expense, totaled approximately $1.7 million for the six months ended June 30, 2001, as compared to approximately $2.7 million for the same period in 2000. The decrease in interest income is due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout the entire first six months of 2001.

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

     Also in February 2001, we entered into an agreement with EarthLink, Inc. to transfer our service obligations relating to approximately 50,000 of our Internet appliance customers. Those customers were transferred to EarthLink on March 12, 2001. The agreement requires EarthLink to pay us $175 for each of our customers who transferred to the EarthLink service and who remain an EarthLink customer through two billing cycles. To date, we have received approximately $6.0 million in payments from EarthLink, which constitutes most of the funds we expect to receive from the transfer to EarthLink. After the transfer of most of our service obligations to EarthLink, we continued to provide certain services to approximately 7,000 customers. We have the obligation to provide these services to approximately 4,000 customers of third parties through November 2001. After that date, we expect to discontinue providing any services to consumers. As of June 30, 2001, we discontinued providing Internet access service to our remaining customers to whom we were no longer obligated to provide such service.

     We estimate that we will incur a net loss from the discontinuance of the Internet appliance and service business totaling approximately $8.0 million. We recorded a charge of approximately $2.1 million during the second quarter of 2001 related to a leased facility that is not being utilized by us. The loss estimate includes the actual loss incurred during the first six months of 2001, but continues to be based upon certain estimates, including the estimated amounts of any remaining payments by EarthLink, the estimated costs of operating the Internet appliance and service business until fully discontinued and estimated costs to terminate or restructure various network service agreements, facility leases and other contracts and agreements related to this business. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss accordingly.

     Net loss from our discontinued Internet appliance and service business totaled approximately $2.1 and $41.2 million for the quarters ended June 30, 2001 and 2000, respectively. Net loss from our discontinued Internet appliance and service business totaled approximately $8.0 million and $77.1 million for the six months ended June 30, 2001 and 2000, respectively. The net loss from discontinued operations for the quarter ended June 30, 2001 includes a reserve for costs associated with the closing of a leased facility of $2.1 million. The net loss from discontinued operation for the six months ended June 30, 2001, includes a reserve for future estimated losses of $2.2 million and approximately $2.9 million of revenues from the Internet appliance service business, sales and marketing costs of approximately $1.2 million, network operation costs of approximately $4.2 million, restructuring charges of approximately $2.5 million consisting of costs associated with the closing of a leased facility and approximately $933,000 of severance costs relating to our reduction in workforce in February 2001. In comparison, the net loss from discontinued operations for the six months ended June 30, 2000 includes approximately $2.3 million of revenues from the Internet appliance service business, sales and marketing costs of approximately $34.8 million, network operation cost of approximately $11.6 million and loss on subsidized appliance and peripheral sales of approximately $24.4 million.

     Except for the additional facility restructuring charge, operating results of the discontinued business during the second quarter of 2001 were consistent with our estimates established as of the end of the first quarter of 2001, and as such, we have made no other material changes to the estimated losses to be incurred in future periods.

     The increase in Internet appliance services revenues for the comparable six month periods is attributable to an increase in the number of subscribers to approximately 55,000 during the first quarter of 2001, as compared to approximately 44,000 as of June 30, 2000. The decrease in the loss on subsidized appliance and peripheral sales is due to our discontinuance of all Internet appliance and peripheral sales in January 2001. The decrease in sales and marketing costs is due to a general reduction in sales and marketing personnel and a complete suspension of all marketing and media campaigns during the first quarter of 2001.

     We have continuing material commitments under several contracts related to this discontinued business, including a $3.5 million commitment under a facility lease expiring in 2005.

     During the first quarter of 2001, we entered into an agreement with AT&T Corp. that released us from our obligations to purchase Internet dialup services under a contract entered into in July 2000. The terms of this agreement required us to pay a $250,000 termination penalty, and committed us to purchasing an additional $750,000 of products and/or services from AT&T Corp. before March 1, 2002.

     In July 2001, we entered into an agreement with Genuity Solutions, Inc. that released us from our obligations to purchase Internet dialup services under a contract entered into in July 2000. The terms of this agreement committed us to purchasing an aggregate of $2.0 million of products and/or services from Genuity before July 31, 2003.

Liquidity and Capital Resources

     From inception in January 1999 through June 30, 2001, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230.0 million. As of June 30, 2001, we had approximately $53.0 million in cash, cash equivalents and short-term investments, compared to approximately $128.5 million as of June 30, 2000. Although we have taken steps to decrease our future operating expenses, our new strategic focus will require significant capital to fund operating losses, research and development expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations. We estimate that we have adequate cash to meet our needs for the next 12 months. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model.

     Working capital decreased by approximately $65.1 million, to $47.6 million as of June 30, 2001 from $112.7 million as of June 30, 2000. The decrease in working capital is primarily the result of losses incurred in both our continuing and discontinued operations during the past year.

     Net cash used in continuing operating activities was approximately $15.0 million for the six months ended June 30, 2001, compared to net cash provided of approximately $9.6 million for the same period in 2000. The decrease in cash provided by operating activities is primarily the result of a reduction of accounts payable and accrued liabilities of approximately $8.0 million during the first half of 2001 and an increase in accounts payable and accrued liabilities of approximately $11.5 million during the first half of 2000.

     Net cash used in investing activities was approximately $8.0 million and $60.2 million for the six months ended June 30, 2001 and 2000, respectively. Cash used in investing activities consists of the purchase of property and equipment and the purchase, sale and maturity of certain investment securities.

     Net cash used in financing activities was approximately $9,000 for the six months ended June 30, 2001, compared to net cash provided by financing activities of approximately $191.6 million for the same period in 2000. The $191.6 million provided during the six months ended June 30, 2000 includes approximately $132.7 million of net proceeds from the sale of 8,000,000 shares of our common stock in our initial public offering and approximately $58.9 million of net proceeds from the private sale of shares of our preferred stock.

     Net cash used in discontinued operations was approximately $550,000 for the first six months of 2001, as compared to approximately $80.9 million for the first six months of 2000. The increase in cash provided by discontinued operations during the first six months of 2001 is primarily due to the receipt of approximately $6.0 million from EarthLink in payments under the agreement for the transfer of our service obligations relating to most of our Internet appliance customers, and the discontinuance of our Internet appliance and peripheral sales in January 2001.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We do not expect the adoption of either SFAS No. 141 or 142 to have a significant impact on our financial condition or results of operation.

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

          . uncertainties concerning the economy in general, and telecommunications specifically, that may effect capital spending by our potential customers;

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

     Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Recently, a significant number of our employees have been terminated in cost-cutting and restructuring activities or voluntarily departed to pursue other opportunities. Our facilities are located in Austin, Texas, which still has a relatively high demand for technical and other personnel and a relatively low unemployment rate. Competition for qualified personnel possessing the skills necessary for success in the competitive market of broadband and telecommunications related services remains intense, and we may fail to attract or retain the employees necessary to execute our new business model successfully.

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

     We hope to develop and then deliver to market an integrated hardware, software and service solution based on technology that will allow broadband service providers to rapidly create premium services. If we are unsuccessful in developing this new technology, we will have no products or services to bring to market and, therefore, will never be able to generate revenues from our proposed line of products and services, and our business will suffer. Also, if we exhaust all available funds before we can develop our proposed line of products and services, we will not have a product or complimenting services to bring to market, and our proposed business will suffer materially.

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

     If we are unable to integrate our products with third-party technology, our proposed business will suffer.

     If developed, our proposed line of broadband products and services must be able to be integrated with the third party network and routing devices used by our potential customers. If our products are unable to integrate with these third-party technologies, our business will suffer materially. For example, if, as a result of technology enhancements or upgrades of these systems, we are unable to integrate our products with these systems, we could be required to redesign our products or they would be considered obsolete by our potential customers. Moreover, many broadband service providers use custom-made systems for their general network management software. Custom-made systems are typically very difficult to integrate with new infrastructure products, such as the products we hope to develop for this market.

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

     If we can develop our proposed product line, our future revenues and profits, if any, will depend upon the widespread acceptance and use of broadband enhancement technology by our target market, and use of broadband technology as an effective medium of commerce and communication by the potential customers of broadband service providers. Growth in the use of and interest in broadband access has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, broadband services as a medium of commerce and communication. Our success will depend, in large part, on the acceptance of broadband technology in the commercial marketplace and on the ability of broadband service providers to provide reliable access and services. To the extent that broadband technology continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements of users, service providers may not be able to support the demands placed on them and the performance or reliability of their service could suffer.

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

     We believe that, due in part to the recent turbulence in the financial markets and market skepticism about the stability of technology companies like us, some companies now require companies like us to post bonds, obtain letters of credit or otherwise encumber available funds as a pre-requisite for entering into business relationships with them as suppliers, vendors, co-marketers, tenants and other types of conventional business relationships. If we are required to encumber our resources in order to establish or maintain our current or future business relationships, our cost to establish and maintain such relationships will increase and the profitability we may achieve, if any, will be reduced or delayed as a result, or we may not enter into some relationships that would otherwise benefit the development of our proposed business due to such requirements.

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

     We intend to rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the intellectual property we develop. We have filed several patent applications and applied to register several trademarks relating to our new broadband solutions business in the United States. We anticipate filing additional patent and trademark applications relating to our new business. If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products and services, or otherwise attempt to obtain and use our intellectual property. Enforcement of trademark rights against unauthorized use, particularly in the technology sector and in other countries, may be impractical or impossible and could generate confusion and diminish the value of those rights.

     On August 9, 2001, our Board of Directors authorized changing our corporate name to TippingPoint Technologies, Inc. The name change will be effected on or before August 20, 2001 through a "short form" merger with a wholly owned subsidiary with that name. We anticipate applying for trademark protection relating to our new name, but we cannot assure you that such protection will be available or effective.

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

          . failure to maintain an audit committee that comports to the independence and other standards of the Nasdaq and the SEC; and

          . failure to hold timely annual meetings of stockholders and comply with other corporate governance requirements.

     On November 13, 2000 our stock price first closed below $1.00. From the period of December 1, 2000 through August 9, 2001, our stock price has closed below $1.00 at the end of each trading day, and on the last trading day of this period our stock price closed at $0.41. On January 17, 2001, Nasdaq advised us that our common stock had failed to maintain a minimum bid price of $1.00 per share, and that we needed to be in compliance with the $1.00 minimum bid price requirement for a minimum of ten consecutive trading days prior to April 17, 2001 or our common sock would be delisted. On April 18, 2001, we received notice from Nasdaq that our stock price had failed to maintain the minimum bid price of at least $1.00 for 30 consecutive trading days, that we had exhausted the applicable grace period and that our common stock would be delisted on April 26, 2001 unless we appealed such determination and Nasdaq granted us a waiver of such requirement. Pursuant to the Nasdaq rules, on April 19, 2001, we notified Nasdaq that we would appeal such determination, and we requested and were granted a hearing to oppose the delisting before a Nasdaq Listing Qualifications Panel on June 7, 2001. Our appeal request automatically stayed the delisting pending the hearing and the determination of the panel. At the hearing, we, among other things, indicated our willingness to effect a reverse stock split, pending stockholder approval, to increase the market price of our common stock. On June 28, 2001, we received a letter from Nasdaq communicating the panel's determination that our common stock could continue to be listed on the Nasdaq National Market, provided that on or before August 28, 2001, we evidence a minimum closing bid price of at least $1.00 a share, and immediately thereafter maintain a minimum closing bid price of at least $1.00 a share for a minimum of ten consecutive trading days.

     On August 9, 2001, we held a special meeting of our stockholders, at which our stockholders approved a proposal to amend our certificate of incorporation to effect, at the discretion of our Board of Directors, a reverse stock split of the outstanding shares of our common stock at a ratio of not less than one-for-three and not more than one-for-twenty, with our Board of Directors having the authority to determine which ratio within this range to implement. Immediately after the special meeting, our Board of Directors held a meeting and determined to implement a reverse stock split at a ratio of one-for-fifteen, to be effective on August 20, 2001.

     The purpose of a reverse stock split would be to increase the market price of our common stock. However, the history of reverse stock splits for companies in similar circumstances is varied. There can be no assurance that the market price of our common stock will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split, that the post-split market price of our common stock can be maintained above $1.00 or that our common stock will not be delisted from the Nasdaq National Market for other reasons. If we lose our Nasdaq National Market status, we anticipate that our common stock would trade in the over-the-counter market, which is viewed by most investors as a less desirable, and less liquid, marketplace.

     The reverse stock split approved by our stockholders and Board of Directors may decrease the aggregate value of our common stock.

     Our Board of Directors, under authority granted by our stockholders, has determined to implement a one-for-fifteen reverse stock split effective August 20, 2001. As a result of the reverse stock split, the number of issued and outstanding shares of our common stock will be reduced from approximately 60.7 million shares to approximately 4.1 million shares. The market price of our common stock is dependent upon our performance and other factors, some of which are unrelated to the number of shares outstanding. Although the reverse stock split will not, by itself, impact our assets or prospects, it could result in a decrease in the aggregate market value of our common stock. If after the reverse stock split the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. The reverse stock split could also negatively impact our common stock trading price by allowing additional downward pressure on the price as its relative value becomes greater following the reverse stock split. That is to say, our common stock, at a new, higher price, has farther to fall and, therefore, more room for investors to short or otherwise trade the value of our common stock downward. Furthermore, the reduced number of shares that will be outstanding after the reverse stock split could significantly reduce the trading volume and otherwise adversely affect the liquidity of our common stock.

     Our officers, directors and affiliated entities own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

     Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 43% of our outstanding stock as of July 2, 2001. These stockholders, if acting together, would be able to significantly influence, or actually determine, all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

     Our chairman and chief executive officer, John F. McHale, entered into management buyout agreements with each of Kent A. Savage, Kenneth A. Kalinoski, David S. Lundeen and Watershed Capital I L.P. Together, this group beneficially owns approximately 52% of our outstanding stock as of July 2, 2001, and pursuant to these agreements Mr. McHale could initiate or block significant matters affecting us. In January 2001, this group terminated discussions with our board of directors relating to a possible management buyout. However, given that the management buyout agreements are still in effect, it is possible that this group or a portion thereof may initiate discussions for a going private transaction with respect to us in the future.

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

     As of June 30, 2001, we had approximately $53.0 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds at any time, and given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies and companies in the telecommunications market, we may not have access to new capital investment when we need to raise additional funds.

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

     In February 2001, we entered into an agreement with EarthLink, Inc., for the transfer of our service obligations relating to most of our existing customers. Approximately 50,000 of our customers were transferred to EarthLink's Internet service on March 12, 2001. After the transfer of most of our service obligations to EarthLink, we continued to provide certain services to approximately 7,000 customers. We have the obligation to provide these services to approximately 4,000 customers of third parties through November 2001. After that date, we expect to discontinue providing any Internet services. As of June 30, 2001, we discontinued providing Internet access service to our remaining customers to whom we were no longer obligated to provide such service. We have terminated our obligation under two network services agreements and anticipate terminating or restructuring others, including the lease for a facility we are not using, which could result in significant termination fees or other charges. We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. If we are unable to successfully complete the transition from our old line of business, or incur significant liability related to that business in the transition, or after we have exited the Internet appliance and service business, our future financial results will suffer.

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

ITEM 1.   LEGAL PROCEEDINGS.

     On March 1, 2001, Spyglass, Inc. filed a lawsuit against us seeking in excess of $300,000 in damages for the alleged breach of a contract relating to software development by Spyglass for our discontinued business. We have filed a denial and counterclaim against Spyglass for breach of contract. The case is pending in state court in DuPage County, Illinois.

     We have commenced litigation in Austin, Texas, against Data Exchange Corporation ("DEX") for actions arising from DEX's refusal to release to us our remaining inventory of Internet appliances held by DEX. The lawsuit asserts causes of action for breach of contract and conversion. DEX has answered the suit and denied our claims. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division. In addition, DEX has filed suit against the Company in the United States District Court for the Central District of California, over the same dispute, asserting claims for fraudulent misrepresentation, negligent misrepresentation, breach of contract, unjust enrichment, and declaratory judgment.

     On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our Internet appliance and service business. The complaint seeks an unspecified amount of damages. We believe that the claims have no merit and that we have meritorious defenses available. We intend to defend this action vigorously.

     At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our stockholders voted on one matter at our annual meeting of stockholders held on May 8, 2001. Our stockholders re-elected John F. McHale, Michael R. Corboy, Kevin A. Denuccio, Grant A. Dove, David S. Lundeen, James M. Mansour, Steven G. Papermaster, Kent A. Savage, Francis S. Webster III and Paul S. Zito to our Board of Directors. Voting tabulations for the election of the above directors were as follows:

        Name                          For              Withheld
        ----                          ---              --------
John F. McHale                   36,738,117            1,861,760
Michael R. Corboy                36,789,243            1,810,654
Kevin A. Denuccio                36,790,543            1,809,354
Grant A. Dove                    36,789,643            1,810,254
David S. Lundeen                 36,789,843            1,810,054
James M. Mansour                 36,789,243            1,810,654
Steven G. Papermaster            36,789,543            1,810,354
Kent A. Savage                   36,784,888            1,815,009
Francis S. Webster III           36,789,743            1,810,154
Paul S. Zito                     36,790,728            1,809,169

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  None.

     (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETPLIANCE, INC.


Date:  August 10, 2001           /s/ Francis S. Webster III
                                 --------------------------------------
                                 Francis S. Webster III
                                 President, Chief Operating Officer and
                                 Chief Financial Officer