Form 10-Q
period 2001-09-30
TIPPINGPOINT TECHNOLOGIES INC
filed 2001-11-09
CIK 1097297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

                [X]Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2001

                                       OR

                [_]Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____.

                        Commission File Number 001-15715

                         TIPPINGPOINT TECHNOLOGIES, INC.

                       Organized in the State of Delaware
                        Tax Identification No. 74-2902814

            7501B North Capital of Texas Highway, Austin, Texas 78731
                          Telephone No. (512) 681-8000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001.

                   Class                               Number of Shares
                   -----                               ----------------
         Common Stock, $0.01 par value                   4,045,986

                         TIPPINGPOINT TECHNOLOGIES, INC.

                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.        FINANCIAL INFORMATION: .............................................................       1

      Item 1.  Financial Statements (unaudited) ...................................................       1

               Condensed Balance Sheets
                  as of September 30, 2001 and December 31, 2000 ..................................       1

               Condensed Statements of Operations
                  for the three and nine months ended September 30, 2001 and 2000 .................       2

               Condensed Statements of Cash Flows
                  for the nine months ended September 30, 2001 and 2000 ...........................       3

               Notes to Condensed Financial Statements ............................................       4

      Item 2.  Management's Discussion and Analysis of Results of Operations and
               Financial Condition ................................................................       9

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk ..........................      23

PART II.       OTHER INFORMATION: .................................................................      23

      Item 1.  Legal Proceedings ..................................................................      23

      Item 4.  Submission of Matters to a Vote of Security Holders ................................      23

      Item 6.  Exhibits and Reports on Form 8-K ...................................................      24

      Signatures ..................................................................................      25

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              September 30,       December 31,
                                     ASSETS                                       2001               2000
                                                                              -------------      -------------
Current assets:
   Cash and cash equivalents ...........................................      $  25,675,682      $  27,352,409
   Short-term investments ..............................................         22,494,118         40,771,209
   Prepaid expenses and other current assets ...........................          1,676,410            917,940
                                                                              -------------      -------------
       Total current assets ............................................         49,846,210         69,041,558
                                                                              -------------      -------------

Property and equipment, net ............................................          7,122,085          6,774,182
Net assets from discontinued operations ................................                  -          8,195,579
Other ..................................................................          1,799,374          2,309,277
                                                                              -------------      -------------
                                                                              $  58,767,669      $  86,320,596
                                                                              =============      =============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ..............................................      $   1,244,955      $   1,284,948
   Accrued liabilities .................................................          4,665,335         13,382,685
   Current portion of capital lease obligations ........................                  -            637,873
                                                                              -------------      -------------
       Total current liabilities .......................................          5,910,290         15,305,506
                                                                              -------------      -------------
   Net liabilities from discontinued operations ........................            523,679                  -
                                                                              -------------      -------------
       Total liabilities ...............................................          6,433,969         15,305,506
                                                                              -------------      -------------
Stockholders' equity:
Common stock ...........................................................             40,459             40,330
Additional paid-in capital .............................................        305,165,184        311,873,513
Deferred stock-based compensation ......................................         (2,602,986)       (10,081,501)
Stockholder notes receivable ...........................................           (652,800)          (652,800)
Accumulated other comprehensive gain/(loss) ............................             60,187           (582,100)
Accumulated deficit ....................................................       (249,676,344)      (229,582,352)
                                                                              -------------      -------------
       Total stockholders' equity ......................................         52,333,700         71,015,090
                                                                              -------------      -------------
                                                                              $  58,767,669      $  86,320,596
                                                                              =============      =============

       See accompanying notes to unaudited condensed financial statements.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Three Months                     Nine Months
                                                                               Ended                           Ended
                                                                            September 30,                   September 30,
                                                                   ------------------------------    -----------------------------
                                                                       2001             2000             2001             2000
                                                                   ------------    --------------    ------------     ------------
Operating expenses:
     Research and development ..................................   $   3,535,815    $     835,648    $   8,202,696    $   3,362,685
     Sales and marketing .......................................         393,933               --          393,933               --
     General and administrative ................................       1,701,326        1,176,036        5,786,018        6,852,895
                                                                   -------------    -------------    -------------    -------------
         Total operating expenses ..............................       5,631,074        2,011,684       14,382,647       10,215,580
                                                                   -------------    -------------    -------------    -------------
         Operating loss ........................................      (5,631,074)      (2,011,684)     (14,382,647)     (10,215,580)

Interest income, net ...........................................         549,532        1,921,149        2,276,561        4,644,923
                                                                   -------------    -------------    -------------    -------------
     Loss from continuing operations ...........................      (5,081,542)         (90,535)     (12,106,086)      (5,570,657)
     Discontinued operations:
         Loss from operations of a discontinued business........              --      (41,792,012)      (3,697,206)    (118,928,300)
         Loss on disposal of a discontinued business,
         including provision for operating losses during
         phase-out period......................................               --               --       (4,290,700)              --
                                                                   -------------    -------------    -------------    -------------
         Net loss ..............................................   $  (5,081,542)   $ (41,882,547)   $ (20,093,992)   $(124,498,957)
                                                                   =============    =============    =============    =============
Per share data:
     Net loss ..................................................   $  (5,081,542)   $ (41,882,547)   $ (20,093,992)   $(124,498,957)
     Effect of beneficial conversion feature of
     convertible preferred stock ...............................              --               --               --      (42,089,262)
                                                                   -------------    -------------    -------------    -------------
     Net loss applicable to common stock .......................   $  (5,081,542)   $ (41,882,547)   $ (20,093,992)   $(166,588,219)
                                                                   =============    =============    =============    =============
     Net basic and diluted loss from continuing
     operations (net of effect of beneficial conversion
     feature of convertible preferred stock) per common
         share .................................................   $       (1.26)   $       (0.02)   $       (2.99)   $      (12.44)
     Net basic and diluted loss from discontinued
     operations per common share ...............................              --    $      (10.37)   $       (1.98)   $      (31.05)
                                                                   -------------    -------------    -------------    -------------
     Net basic and diluted loss per common share ...............   $       (1.26)   $      (10.39)   $       (4.97)   $      (43.49)
                                                                   =============    =============    =============    =============
Weighted average common shares outstanding .....................       4,044,447        4,029,465        4,041,890        3,829,923
                                                                   =============    =============    =============    =============

       See accompanying notes to unaudited condensed financial statements.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Nine Months
                                                                                                   Ended
                                                                                               September 30,
                                                                                      -------------------------------
                                                                                          2001              2000
                                                                                      ------------      -------------
Cash flows from continuing operating activities:
     Loss from continuing operations ..........................................       $(12,106,086)     $  (5,570,657)
     Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) continuing operating activities: ...................
         Depreciation and amortization ........................................          2,235,676          1,370,052
         Accretion of investment securities ...................................         (1,831,182)        (1,414,677)
         Loss on sale of fixed assets .........................................             28,840                  -
         Stock-based compensation expense .....................................            721,486          4,954,471
         Changes in operating assets and liabilities:
              Prepaid expenses and other current assets .......................           (730,077)         1,000,568
              Trade accounts payable and accrued liabilities ..................         (8,757,343)        17,291,358
                                                                                      ------------      -------------
     Net cash provided by/(used in) continuing operating activities ...........        (20,438,686)        17,631,115
                                                                                      ------------      -------------

Cash flows used in investing activities:
     Purchases of property and equipment ......................................         (2,612,419)        (6,322,374)
     Purchases of investment securities .......................................        (41,437,647)       (96,079,099)
     Investment securities sold ...............................................          4,942,639                  -
     Investment securities matured ............................................         57,245,568         31,190,553
                                                                                      ------------      -------------

     Net cash provided by/(used in) investing activities ......................         18,138,141        (71,210,920)
                                                                                      ------------      -------------

Cash flows from financing activities:
     Decrease/(increase) in restricted cash related to capital leases .........            481,511         (2,129,241)
     Increase in restricted cash related to contractual agreement with
     manufacturer .............................................................                  -        (11,876,472)
     Principal payments on capital lease obligations ..........................           (637,873)          (699,145)
     Proceeds from issuance of common stock ...................................             33,148        132,722,255
     Proceeds from exercise of stock options and warrants .....................             32,685          1,398,072
     Proceeds from issuance of preferred stock, net ...........................                  -         58,873,637
     Collection of stockholder notes receivable ...............................                  -            168,649
                                                                                      ------------      -------------

     Net cash provided by/(used in) financing activities ......................            (90,529)       178,457,755
                                                                                      ------------      -------------
Cash provided by/(used in) discontinued operations ............................            714,347       (122,689,071)
                                                                                      ------------      -------------
Net (decrease)/increase in cash and cash equivalents ..........................         (1,676,727)         2,188,879
                                                                                      ------------      -------------
Cash and cash equivalents at beginning of period ..............................         27,352,409          9,563,362
                                                                                      ------------      -------------
Cash, cash equivalents at end of period .......................................       $ 25,675,682      $  11,752,241
                                                                                      ============      =============

       See accompanying notes to unaudited condensed financial statements.

                          NOTES TO FINANCIAL STATEMENTS

(1)      Incorporation and Nature of Business

         TippingPoint Technologies, Inc. ("TippingPoint" or the "Company") was incorporated in the State of Texas in January 1999 as Shbang! Inc. In May 1999, the Company's name was changed to Netpliance, Inc. On March 15, 2000, the Company was reincorporated in the State of Delaware, and on August 20, 2001, the Company's name was changed to TippingPoint Technologies, Inc. The Company, after exiting the consumer Internet appliance and service business in January 2001, operates in one business segment.

         Currently, the Company is developing an offering that will include hardware and software designed to enable broadband service providers to provide premium services over their telecommunications networks. The development of this offering will be funded initially by the Company's existing capital. As a result of the Company's shift in business focus, the Company expects that it will not generate any revenue in 2001 from its current business, and expects to report significant operating losses through at least late 2002. There can be no assurance that the Company will ever achieve positive cash flow from its operations and it faces numerous risks associated with this transition.

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

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of such information. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date. While the Company believes that the disclosures are adequate to make the information not misleading, it suggests that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of results expected in future periods.

(2)      Discontinued Operations

         The Company has experienced operating losses since inception as a result of: selling its Internet appliance at a significant loss; trying to build and support its Internet service offering for Internet appliance customers; and expanding its Internet service subscriber base. In November 2000, the Company shifted its business model to focus on providing broadband infrastructure and services and away from its consumer Internet offering. In connection with this shift in focus, the Company restructured operations and reduced headcount by approximately 38%, primarily in the consumer sales and marketing departments and in administration. In January 2001, the Company announced its decision to discontinue its consumer Internet appliance and service business. At that time, the Company terminated all of its marketing and sales efforts related to this business. In February 2001, the Company reduced headcount by an additional 76 employees, and certain members of senior management who were dedicated to the consumer Internet offering resigned.

         Also in February 2001, the Company entered into an agreement with EarthLink, Inc. to transfer the Company's service obligations relating to most of the Company's existing Internet appliance customers. Pursuant to this agreement, these Internet appliance customers were offered continued Internet access only through EarthLink. Approximately 50,000 of the Company's customers were transferred to EarthLink's service on March 12, 2001. Through September 30, 2001, the Company had received approximately $7.7 million in payments from EarthLink, which constitutes virtually all of the funds the Company expects to receive from the transfer to EarthLink. After the transfer of the Internet appliance service obligations to EarthLink, the Company continued to provide certain services to approximately 7,000 customers. The Company is obligated to provide service to approximately 3,000 customers of third parties through November 2001. After that, the Company expects to discontinue providing any services directly to consumers. As of June 30, 2001, the Company discontinued providing Internet access service to its remaining customers to whom it was not obligated to provide such service.

         The Company estimates that it will incur a net loss from the discontinuance of the Internet appliance and service business totaling approximately $8.0 million. The loss estimate includes the actual loss incurred during the first nine months of 2001, but continues to be based upon certain estimates, including the estimated amount of any remaining payments by EarthLink, the estimated costs of operating the Internet appliance and service business until fully discontinued and estimated costs to terminate or restructure various network service agreements, facility leases and other contracts and agreements related to this business. Any differences between the Company's estimates and the actual amounts incurred in future periods will change the estimated net loss accordingly.

Restructuring

         On October 25, 2000, the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by consolidating facilities and reducing the Company's workforce by approximately 38%. As a result, the Company recorded a restructuring charge of approximately $1.1 million in the fourth quarter of 2000, primarily consisting of costs associated with closing of facilities and employee severance and benefits, of which approximately $596,000 was accrued at December 31, 2000. The Company recorded approximately $2.5 million of additional restructuring charges during the first nine months of 2001, relating to a leased facility that the Company is not utilizing. The following table provides a summary of the charges, by category, and changes in this restructuring accrual for the nine months ended September 30, 2001:


                                      Accrual at                                            Accrual at
                                     September 30,        Expensed in     Cash payments    Deccember 31,
                                         2001                2001            in 2001          2000
                                     -------------       -------------    --------------   -------------
Lease termination costs ......       $  2,151,125        $  2,530,800     $  (673,075)      $  293,400
Employee severance ...........              4,000                   -        (258,777)         262,777
Other ........................                  -                   -         (39,384)          39,384
                                     ------------        ------------     -----------       ----------
Total ........................       $  2,155,125        $  2,530,800     $  (971,236)      $  595,561
                                     ============        ============     ===========       ==========

         All employees terminated in the restructuring received severance payments equal to 60 days of salary, plus $1,000 if they executed a release of claims against the Company. The reduction in workforce included 93 employees in sales and marketing, technical support, network operations and the general and administrative groups.

         In January 2001, the Company's Board of Directors adopted a new business strategy for the Company, which resulted in additional reductions in the Company's workforce, totaling 76 employees in sales and marketing, technical support, network operations and the general and administrative groups. All employees terminated in the reduction in workforce received severance payments equal to 60 days of salary, plus $1,000 if they executed a release of claims against the Company. As a result, the Company estimates that it will incur approximately $933,000 of severance costs during 2001. As of September 30, 2001, the Company had accrued approximately $4,000 for terminations scheduled to occur after that date.

         As the majority of the Company's restructuring charges recorded in 2000 and 2001 are estimates, the actual amounts incurred could differ from those estimates.

         Operating results of the discontinued Internet appliance and service business are as follows for the three and nine months ended September 30, 2001 and 2000:

                                                     Three Months Ended                      Nine months Ended
                                                        September 30,                          September 30,
                                                -------------------------------      ---------------------------------
                                                     2001                2000                2001                2000
                                                -----------      --------------      -------------      --------------
Subscription revenue ........................   $         -      $    3,401,459      $   2,878,489      $    5,701,159
Cost of subscription revenue ................             -          (8,021,185)        (4,222,265)        (19,620,520)
Income/(loss) on appliance and other
peripheral sales ............................             -          (2,314,182)            37,354         (26,748,005)
Stock-based compensation ....................             -            (270,202)            11,900          (2,119,525)
Contract settlement with manufacturer .......             -          (6,340,830)                 -          (6,340,830)
Write down of inventory .....................             -         (11,358,147)                 -         (11,358,147)
Loss on purchase commitment .................             -          (2,456,380)                 -          (2,456,380)
Sales and marketing .........................             -          (8,503,416)        (1,189,193)        (43,312,878)
General and administrative ..................             -          (3,206,780)          (429,909)         (7,325,347)
Research and development ....................             -          (2,722,349)          (343,482)         (5,347,827)
Reserve for future estimated losses .........             -                   -         (2,200,000)                  -
Restructuring charge ........................             -                   -         (2,530,800)                  -
                                                ------------     --------------      -------------      --------------
Loss from discontinued operations ...........   $         -      $  (41,792,012      $  (7,987,906)     $ (118,928,300)
                                                ============     ==============      =============      ==============

         Assets and liabilities of the discontinued Internet appliance and service business are as follows as of September 30, 2001 and December 31, 2000:

                                                             September 30,               December 31,
                                                                 2001                        2000
                                                             -------------               ------------
Current assets, net .........................                $          -                $  2,837,917
Non-current assets, net .....................                   5,029,386                   5,357,662
Current liabilities, net ....................                  (5,553,065)                          -
                                                             ------------                ------------
Net assets/(liabilities) of discontinued
operations ..................................                $   (523,679)               $  8,195,579
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

(4)      Capital Stock

Common Stock

         On February 6, 2000, the Board of Directors approved a reincorporation of the Company in the State of Delaware, which also effected a three-for-one stock split of all of the Company's outstanding common stock, to be effective immediately prior to the Company's initial public offering. The reincorporation was completed on March 15, 2000.

         On March 17, 2000, the Company completed its initial public offering of 533,333 shares of common stock and realized net proceeds of approximately $132.7 million. As of the closing date of the offering, all outstanding shares of the Company's convertible preferred stock were automatically converted into shares of common stock.

         On August 9, 2001, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of common stock at a ratio of not less than one-for-three and not more than one-for-twenty, to be determined at the discretion of the Board of Directors. On August 9, 2001 the Board of Directors determined to implement a one-for-fifteen reverse stock split, to be effective August 20, 2001. On August 20, 2001, every fifteen shares of common stock outstanding were converted into one share of common stock.

         On August 9, 2001, the Board of Directors authorized an increase in the number of shares of common stock reserved for issuance under the Company's stock incentive plan to 1,033,000. The increase was approved by the Company's stockholders on October 24, 2001.

         All common stock information has been adjusted to reflect the stock split and reverse stock split as if both splits had taken place at inception.

Restricted Stock

         The Company has reserved 99,207 shares of restricted common stock ("Restricted Stock") for issuance under the Company's stock incentive plan as a result of the exchange of those shares of Restricted Stock for certain outstanding options. The shares of Restricted Stock will vest over various increments depending on the vesting schedule of the stock options exchanged, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent certain shares of Restricted Stock are not fully vested, one-third of such shares will immediately vest.

Convertible Preferred Stock

         On January 5, 2000, the Company issued 1,430,000 shares of Series D Convertible Preferred Stock ("Series D") for $20.00 per share in a private placement. Net proceeds to the Company approximated $27.1 million.

         The 1,430,000 shares of Series D were issued with a beneficial conversion feature approximating $27.2 million. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock was convertible. In connection with the Series D, the Company issued warrants to purchase 14,760 shares of common stock with a beneficial conversion feature approximating $1.4 million, the difference between the exercise price of the warrants and the fair value of the common stock purchasable upon exercise of the warrants. These amounts were accounted for as an increase in additional paid-in capital and in-substance dividends to the preferred stockholders on the dates of issuance, and accordingly increased the loss applicable to common stockholders by approximately $28.6 million. The shares of Series D were convertible at the option of the holder into shares of common stock.

         On February 7, 2000, the Company sold 1,127,675 shares of Series E Convertible Preferred Stock ("Series E") for $30.00 per share in a private placement. Net proceeds to the Company approximated $33.8 million.

         The 1,127,675 shares of Series E were issued with a beneficial conversion feature approximating $13.5 million. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock was convertible. This amount was accounted for as an increase in additional paid-in capital and an in-substance dividend to the preferred stockholders on the dates of issuance, and accordingly increased the loss applicable to common stockholders by approximately $13.5 million. The shares of Series E were convertible at the option of the holder into shares of common stock.

         Upon the consummation of the Company's initial public offering of its common stock, each share of Series D and Series E automatically converted into one-fifth of one share of common stock, taking into account the stock split and reverse stock split occurring in March 2000 and August 2001, respectively, or 286,000 and 225,535 shares, respectively, totaling 511,535 shares of common stock, as a result of the conversion provisions of such stock.

(5)      Stock Options

Stock Incentive Plan

         In January 2001, the Company granted to its non-employee directors options to purchase an aggregate of 14,000 shares of common stock at an exercise price of $7.97 per share, which were fully vested at the time of the grant. In the nine months ended September 30, 2001, the Company granted to employees options to purchase an aggregate of 458,917 shares of common stock at exercise prices ranging from $4.65 to $8.44 per share, which will vest over a period of three or four years. Certain of these options also have a one year change of control acceleration clause. Currently, there are outstanding options with the right to purchase 598,861 shares of common stock. In addition, there are 99,207 shares of Restricted Stock reserved for issuance, which are subject to forfeiture under certain circumstances.

         The Company has recorded approximately $290,000 and $720,000 of compensation expense for the three months and nine months ended September 30, 2001, respectively, primarily as a result of granting stock options in 1999 and 2000 with exercise prices below the estimated fair value of the stock at the date of grant, and also as a result of grant of shares of Restricted Stock during 2001. The Company also recorded approximately $535,000 and $673,000 of deferred stock compensation during the three months and nine months ended September 30, 2001, respectively, related to the issuance of shares of Restricted Stock. Also, the Company eliminated approximately $7.4 million of unrecognized deferred stock compensation as a result of employee terminations and voluntary departures during the first nine months of 2001. Remaining deferred compensation of approximately $2.6 million will be amortized over the applicable vesting period of outstanding options.

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

         The Company has commenced litigation in Austin, Texas, against Data Exchange Corporation ("DEX") for actions arising from DEX's refusal to release to the Company the remaining inventory of the Company's Internet appliances held by DEX. The lawsuit asserts causes of action for breach of contract and conversion. DEX has denied the Company's claims and has filed a counterclaim asserting fraudulent misrepresentation, negligent misrepresentation, breach of contract, unjust enrichment and declaratory judgment. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division.

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

         The Company has continuing material commitments under several contracts related to its discontinued business, including approximately $3.4 million under a facility lease expiring in 2005.

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

Overview

         From our organization in 1999 through 2000, we primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. However, in the first quarter of 2001, we changed our strategic focus and have now substantially exited this consumer business. We are now developing a hardware and software offering designed to enable broadband service providers to provide premium services over their telecommunications networks.

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

         Also in February 2001, we entered into an agreement with EarthLink, Inc. for the transfer of our service obligations relating to most of our existing Internet appliance customers. Pursuant to this agreement, these customers were offered continued Internet access only through EarthLink. Approximately 50,000 of our customers were transferred to EarthLink's service on March 12, 2001. To date, we have received approximately $7.7 million in payments from EarthLink, which constitutes virtually all of the funds we expect to receive from the transfer to EarthLink.

         After the transfer of most of our service obligations to EarthLink, we continued to provide certain services to approximately 7,000 customers. We have the obligation to provide these services to approximately 3,000 customers of third parties through November 2001. After that, we expect to discontinue providing any services directly to consumers. As of June 30, 2001, we discontinued providing Internet access service to our remaining customers to whom we were no longer obligated to provide such service. We have terminated our obligations under two network services agreements and anticipate terminating or restructuring other agreements, including the lease for a facility we are not using, which could result in significant termination fees or other charges. We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. We are continuing to operate our Internet portal, but we expect the EarthLink customers to be transitioned to a portal provided by EarthLink in the future. In general, we are exiting our consumer-focused business entirely, but will continue to have significant obligations and potential liabilities relating to this business.

         As a result of our change in business strategy, the results of operations for all prior periods presented have been restated for the effect of discontinued operations related to the Internet appliance and service business.

Results of Continuing Operations

Revenues

         We are still in the development stage of our business initiative. We are currently developing prototype products and software. We have no sales contracts with potential customers for our anticipated suite of products and services. We had no revenue from continuing operations for any period during 2001 or 2000.

Expenses

         Research and development expenses. Research and development expenses from continuing operations consist of salaries of employees in this area who remained with us to assist with our broadband initiative, salaries of new employees in this area and other expenses relating to that initiative. Research and development expenses from continuing operations totaled approximately $3.5 million and $800,000 for the quarters ended September 30, 2001 and 2000, respectively, including stock-based compensation totaling approximately $151,000 and $171,000, respectively. Research and development expenses from continuing operations totaled approximately $8.2 million and $3.4 million for the nine months ended September 30, 2001 and 2000, respectively, including stock-based compensation totaling approximately $465,000 and $488,000, respectively. Research and development expenses increased in 2001 due primarily to an increase in employment costs and expenses incurred in the development of product prototypes.

         Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries of employees responsible for the marketing efforts for our initial suite of products and services, and related expenses for our launch activities. Sales and marketing expenses from continuing operations totaled approximately $400,000 for the three months and nine months ended September 30, 2001. These expenses compare with no expenses incurred during the three months and nine months ended September 30, 2000. The increase is the result of the initiation of marketing efforts of our current strategic initiative during the third quarter of 2001.

         General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for the executive, administrative, finance and information systems departments, and facility costs, professional fees and recruiting. General and administrative expenses from continuing operations were approximately $1.7 million and $1.2 million for the quarters ended September 30, 2001 and 2000, respectively, including stock-based compensation totaling approximately $135,000 and $59,000, respectively. General and administrative expenses from continuing operations were approximately $5.8 million and $6.9 million for the nine months ended September 30, 2001 and 2000, respectively, including stock-based compensation totaling approximately $256,000 and $4.5 million, respectively. The increase in these expenses other than stock-based compensation was primarily a result of an increased number of employees, an increase in corporate facility costs and an increase in depreciation expense on corporate assets. Stock-based compensation decreased significantly for the nine months ended September 30, 2001 due to the termination or resignation of administrative, finance and information systems personnel and the termination of their options, and the granting of certain vested options during the nine months ended September 30, 2000, that had exercise prices below the fair market value of our common stock at the date of grant.

         Interest income. Interest income, net of interest expense, totaled approximately $550,000 for the quarter ended September 30, 2001, as compared to approximately $1.9 million for the quarter ended September 30, 2000. Interest income, net of interest expense, totaled approximately $2.3 million for the nine months ended September 30, 2001, as compared to approximately $4.6 million for the same period in 2000. The decrease in interest income is due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout the entire first nine months of 2001, as well as a general reduction in the average yield earned on invested funds.

Discontinued Operations

         We have experienced operating losses since inception as a result of selling our Internet appliance at a significant loss, trying to build and support our Internet service offering for our Internet appliance customers and trying to expand our customer base. In November 2000, we shifted our business model to focus on providing broadband infrastructure and services and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. At that time, we reduced our headcount by approximately 38%, primarily in the consumer sales and marketing departments and in administration. In January 2001, we announced our decision to discontinue our Internet appliance and service business. At that time, we terminated all marketing and sales efforts related to the consumer Internet appliance and service business, although we continued to service customers who had previously purchased an Internet appliance from us. In February 2001, we reduced our headcount by an additional 76 employees, and certain members of senior management who were dedicated to the consumer Internet offering resigned.

         Also in February 2001, we entered into an agreement with EarthLink, Inc. to transfer our service obligations relating to approximately 50,000 of our Internet appliance customers. Those customers were transferred to EarthLink on March 12, 2001. To date, we have received approximately $7.7 million in payments from EarthLink, which constitutes virtually all of the funds we expect to receive from the transfer to EarthLink. After the transfer of most of our service obligations to EarthLink, we continued to provide certain services to approximately 7,000 customers. We have the obligation to provide these services to approximately 3,000 customers of third parties through November 2001. After that, we expect to discontinue providing any services directly to consumers. As of June 30, 2001, we discontinued providing Internet access service to our remaining customers to whom we were no longer obligated to provide such service. We are continuing to operate our Internet portal, but we expect the EarthLink customers to be transitioned to a portal provided by EarthLink in the future.

         We estimate that we will incur a net loss from the discontinuance of the Internet appliance and service business totaling approximately $8.0 million. The loss estimate includes the actual loss incurred during the first nine months of 2001, but continues to be based upon certain estimates, including the estimated amounts of any remaining payments by EarthLink, the estimated costs of operating the Internet appliance and service business until fully discontinued and estimated costs to terminate or restructure various network service agreements, facility leases and other contracts and agreements related to this business. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss accordingly.

         Net loss from our discontinued Internet appliance and service business totaled approximately $41.8 million for the quarter ended September 30, 2000. Net loss from our discontinued Internet appliance and service business totaled approximately $8.0 million and $118.9 million for the nine months ended September 30, 2001 and 2000, respectively. The net loss from discontinued operations for the nine months ended September 30, 2001, includes a reserve for future estimated losses of $2.2 million and approximately $2.9 million of revenues from the Internet appliance service business, sales and marketing costs of approximately $1.2 million, network operation costs of approximately $4.2 million, restructuring charges of approximately $2.5 million, consisting of costs associated with the closing of a leased facility and approximately $933,000 of severance costs relating to our reduction in workforce in February 2001. In comparison, the net loss from discontinued operations for the nine months ended September 30, 2000 includes approximately $5.7 million of revenues from the Internet appliance service business, sales and marketing costs of approximately $43.3 million, network operation cost of approximately $19.6 million and loss on subsidized appliance and peripheral sales of approximately $26.7 million.

         Operating results of the discontinued business during the third quarter of 2001 were consistent with our estimates established as of the end of the second quarter of 2001, and as such, we have made no additional changes to the estimated net loss to be incurred in future periods.

         The decrease in Internet appliance services revenues for the comparable nine month periods is attributable to the transfer of our Internet customers to EarthLink during March 2001. The decrease in the loss on subsidized appliance and peripheral sales is due to our discontinuance of all Internet appliance and peripheral sales in January 2001. The decrease in sales and marketing costs is due to a general reduction in sales and marketing personnel and a complete suspension of all marketing and media campaigns during the first quarter of 2001.

         We have continuing material commitments under several contracts related to this discontinued business, including approximately $3.4 million under a facility lease expiring in 2005.

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

Liquidity and Capital Resources

         From inception in January 1999 through September 30, 2001, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230.0 million. As of September 30, 2001, we had approximately $48.2 million in cash, cash equivalents and short-term investments, compared to approximately $68.1 million as of December 31, 2000. Although we have taken steps to decrease our operating expenses, our current strategic focus will require significant capital to fund operating losses, research and development expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations. We estimate that we have adequate cash, cash equivalents and short-term investments to meet our needs for at least the next 12 months. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

         Working capital decreased by approximately $9.8 million, to $43.9 million as of September 30, 2001 from $53.7 million as of December 31, 2000. The decrease in working capital is primarily the result of losses incurred in both our continuing and discontinued operations during the past year.

         Net cash used in continuing operating activities was approximately $20.4 million for the nine months ended September 30, 2001, compared to net cash provided of approximately $17.6 million for the same period in 2000. The decrease in cash provided by operating activities is primarily the result of increased operating losses and a reduction of accounts payable and accrued liabilities of approximately $8.8 million during the first nine months of 2001, compared with an increase in accounts payable and accrued liabilities of approximately $17.3 million during the same period in 2000.

         Net cash provided by investing activities was approximately $18.1 million for the nine months ended September 30, 2001. Net cash used in investing activities was approximately $71.2 million for the nine months ended September 30, 2000. Cash used in investing activities consists of the purchase of property and equipment and the purchase, sale and maturity of certain investment securities.

         Net cash used in financing activities was approximately $91,000 for the nine months ended September 30, 2001, compared to net cash provided by financing activities of approximately $178.5 million for the same period in 2000. The $178.5 million provided during the nine months ended September 30, 2000 includes approximately $132.7 million of net proceeds from the sale of shares of our common stock in our initial public offering and approximately $58.9 million of net proceeds from the private sale of shares of our preferred stock.

         Net cash provided by discontinued operations was approximately $700,000 for the first nine months of 2001, as compared to net cash used of approximately $122.7 million for the first nine months of 2000. The increase in cash provided by discontinued operations during the first nine months of 2001 is primarily due to the receipt of approximately $7.7 million from EarthLink in payments under the agreement for the transfer of our service obligations relating to most of our Internet appliance customers, and the discontinuance of our Internet appliance and peripheral sales in January 2001.

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

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a significant impact on our financial condition or results of operation.

         In October, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a significant impact on our financial condition or results of operation.

Factors Affecting Operating Results

         There are numerous risks affecting our current business and our discontinued operations, some of which are beyond our control. These risks relate to our efforts in transitioning to our current strategic focus, the launch of our broadband initiative and the discontinuation of our old line of business. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Our future operating results and financial condition are heavily dependent on our ability to successfully develop, manufacture and market technologically innovative solutions in order to meet customer demand patterns in the telecommunications industry. Inherent in this process are a number of factors that we must successfully manage if we are to achieve positive operating results in the future. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

         We cannot predict our future results because we have a limited operating history.

         We have a limited operating history and little history operating our broadband network solutions line of business. We were incorporated in January 1999 and we began offering our Internet appliance and service in November 1999. We began exploring our broadband initiative in November 2000. Our broadband network solutions are still in the early stage. There are significant risks and costs inherent in our efforts to undertake this initiative and to transition to a new business model. These include the risk that we may not be able to develop a viable product, achieve market acceptance for our line of products and services or earn revenues from the sale of such products and services, that our business model may not be profitable and other significant risks related to the changes in our business model described below. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in new and rapidly evolving industries, such as broadband, specifically, and telecommunications, generally. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

         We may have difficulty in raising capital and making an effective transition because of our history.

         Our first attempt at achieving profitability, by developing and marketing our Internet appliance and related services, was unsuccessful. Therefore, it may be more difficult for us to make an effective transition into an infrastructure technology company in the telecommunications market, especially in the areas of raising capital, attracting and retaining talented employees, attracting research analyst coverage of our common stock and gaining the confidence of possible strategic relationships, substantial investors and new customers for our current business.

         The transition to our business model is risky and expensive. We expect to incur operating losses through at least late 2002, and it is possible that we may never become profitable.

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

                . our need to structure our internal resources to support the development, marketing, and future growth of our products and service offerings;

                . uncertainties concerning our strategic direction and financial condition;

                . our need for telecommunications service providers to launch and maintain services that create a need for the new products and services we are developing;

                . uncertainties concerning the economy in general, and telecommunications specifically, that may effect capital spending by our potential customers;

                . the uncertainty of market acceptance of telecommunication services utilizing our developing line of products and services;

                . our need to introduce reliable products and services that meet the demanding needs of telecommunication service providers; and

                . our need to realign and enhance our business development, research and development, product development, consulting and support organizations, and expand our distribution channels, to develop our business plan.

         Even if our business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues we currently face in our transition. In addition, although we believe that the actions that we are taking under our business plan will help us become profitable, there can be no assurance that such actions will succeed in the long or short term.

         Internal and external changes resulting from our reorganization and transition to our current strategic focus may concern our potential customers, strategic relationships, distributors and employees, and create a prolonged period of uncertainty, which could have a material adverse affect on our business. Our strategy requires substantial changes, including pursuing new strategic relationships, increasing our research and development expenditures, adding employees who possess the skills we believe we will need going forward, investing in new technologies, establishing leadership positions in new high-growth markets and realigning and enhancing our sales and marketing departments. Many factors may impact our ability to implement this strategy, including our ability to finalize agreements with other companies, manage the implementation internally, sustain the productivity of our workforce, introduce innovative new products in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our transition and realignment.

         As a result of our reorganization, it is extremely difficult to forecast our future financial performance. We are now in the early stages of our business plan. Therefore, we have not achieved profitability and expect to continue to incur net losses at least through late 2002. We expect to incur significant research and development, product development, administrative and operating expenses in the future. Only if we are able to successfully develop our products, bring them to market before our competitors and our target market accepts our solutions will we be able to generate any significant revenues from our business model. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

         We will not be able to develop or continue our business if we fail to attract and retain key personnel.

         Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. During the last year, a significant number of our employees have been terminated in cost-cutting and restructuring activities or voluntarily departed to pursue other opportunities. Our facilities are located in Austin, Texas, which still has a relatively high demand for technical and other personnel and a relatively low unemployment rate. Competition for qualified personnel possessing the skills necessary for success in the competitive market of telecommunications related services remains intense, and we may fail to attract or retain the employees necessary to execute our new business model successfully.

         Our potential customers' use of our line of products will require implementation services. Although we plan to provide implementation services sufficient to meet our expected business level, our growth will be limited in the event we are unable to hire or retain implementation services personnel or subcontract these services to qualified third parties.

         We have lost certain key personnel who we may need to replace. Moreover, we may need to hire a number of additional research and development, business development, support and marketing employees in 2001 and beyond to develop and grow our business. If we fail to attract qualified personnel or retain current employees we need, including our executive officers and other key employees, we may not be able to generate revenues. Our relationships with these officers and key employees are "at will." Moreover, we do not have "key person" life insurance policies covering any of our employees.

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

         The market potential for our product lines is unproven, and may not develop as we hope, which could result in our failure to achieve sales and profits from our business model.

         Our business model involves an emerging market. Therefore, our financial performance and any future growth will depend upon the rapid growth of new markets for the products and services we are developing, and our ability to establish a leadership position in those markets. We intend to invest a significant proportion of our resources in the emerging broadband markets that we anticipate will grow at a significantly higher rate than the networking industry on average. At the present time, the markets for broadband solutions are in their infancy, and we are not certain that our target customers will widely adopt and deploy our technology. Even if we are able to develop solutions that are effective, our target customers may not choose to use them for technical, cost, support or other reasons. Industry standards for these technologies are yet to be widely adopted and the market potential remains unproven. If the markets for broadband network solutions do not develop as we hope, and our products and services do not meet the demand in these markets, we may never achieve revenues and profits from the sale of our solutions. We cannot be certain that a broad-based market for our products or services will ever emerge or be sustainable if it does emerge. If this market does not develop, develops more slowly than we expect or does not retain acceptance, our business, results of operations and financial condition will be seriously harmed.

         If we are unable to develop our line of products and services, our business will suffer.

         We hope to develop and then deliver to market an integrated hardware, software and service solution based on technology that will allow broadband service providers to rapidly create premium services. If we are unsuccessful in developing this new technology, we will have no products or services to bring to market and, therefore, will never be able to generate revenues from our line of products and services, and our business will suffer. Also, if we exhaust all available funds before we can fully develop our line of products and services, we will not have a product or complimenting services to bring to market, and our business will suffer materially.

         If we are unable to develop and introduce new products and services quickly, our business will suffer.

         Products and services in the markets in which we will compete have short life cycles. Therefore, our success will depend upon our ability to identify new market and product opportunities, to develop and introduce new products and services in a timely manner and to gain market acceptance of any new products and services developed, particularly in our targeted high-growth, emerging markets.

         Any delay in new product and service introductions, or lower than anticipated demand for the new products and services we are developing, could have an adverse affect on our operating results or financial condition.

         If we are unable to integrate our products with third-party technology, our business will suffer.

         The line of broadband products and services that we are developing must be able to be integrated with the third party network and routing devices used by our potential customers. If our products are unable to integrate with these third-party technologies, our business will suffer materially. For example, if, as a result of technology enhancements or upgrades of these systems, we are unable to integrate our products with these systems, we could be required to redesign our products or they would be considered obsolete by our potential customers. Moreover, many service providers use custom-made systems for their general network management software. Custom-made systems are typically very difficult to integrate with new infrastructure products, such as the products we hope to develop for this market.

         Marketing to most of our potential customers is difficult because they are large organizations.

         We will market our line of products and services primarily to large organizations. The adoption and integration of products and services by large organizations is complex, time consuming and expensive. In many cases, our potential customers must consider a wide range of issues, including benefits, ease of use, ability to work with existing systems, functionality and reliability, before committing to use our line of products and services. Furthermore, we must educate our potential customers on the use and benefits of our products and services. In addition, we believe that the purchase of our line of products and services often will be discretionary. It will frequently take several months to develop any potential customer relationship and will require approval at a number of management levels within the potential customer's organization. As a result of recent economic developments, many of our potential customers have greatly reduced their capital spending budgets for at least the remainder of 2001. As a result, there may be a further delay before we can begin to realize revenues from our current business. These long cycles may cause delays in any potential sale and we may spend a large amount of time and resources on potential customers who decide not to use our line of products and services, which could materially and adversely affect our business.

         Our business will suffer if our target customers do not accept our technology enhancement solutions.

         Our future revenues and profits, if any, will depend upon the widespread acceptance and use of broadband enhancement technology by our target market, and the use of broadband technology as an effective medium of commerce and communication by the potential customers of broadband service providers. Growth in the use of and interest in broadband access has occurred only fairly recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, broadband services as a medium of commerce and communication. Our success will depend, in large part, on the acceptance of broadband technology in the commercial marketplace and on the ability of broadband service providers to provide reliable access and services. To the extent that broadband technology continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements of users, service providers may not be able to support the demands placed on them and the performance or reliability of their service could suffer.

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

               . the performance, price and total cost of ownership of our line of products and services;

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

         The market for telecommunications solutions is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. To be competitive, we will need to develop and introduce new products and product enhancements that meet these emerging standards. We may have to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility issues that arise from technological changes and evolving industry standards.

         Our products will have to comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories and Networking Equipment Building Standards. If we do not comply with existing or evolving industry standards or fail to obtain timely regulatory approvals or certificates, we will be unable to sell any products that we are able to develop where these standards or regulations apply, which may prevent us from generating revenues or achieving profitability.

         Competition in the telecommunications market may reduce the demand for, or price of, our products and services.

         The telecommunications market is intensely competitive and rapidly changing. We expect that competition in this market will intensify in the near-term because of the attention broadband is currently receiving and because there are very limited barriers to entry. Our primary long-term competitors may not have entered the market yet because the broadband market is relatively new. Competition could result in price reductions, fewer customer orders, reduced gross margin and/or loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business. Many of our potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well-capitalized technology companies in the world.

         We are likely to experience delays in revenue recognition and be required to encumber available funds in order to secure certain business relationships, which may cause our business to suffer.

         We believe that, due in part to the recent turbulence in the financial markets and market skepticism about the stability of technology companies like us, some businesses now require companies like us to post bonds, obtain letters of credit or otherwise encumber available funds as a pre-requisite for entering into business relationships with them as suppliers, vendors, co-marketers, tenants and other types of conventional business relationships. If we are required to encumber our resources in order to establish or maintain our current or future business relationships, our cost to establish and maintain such relationships will increase and the profitability we may achieve, if any, will be reduced or delayed as a result, or we may not enter into some relationships that would otherwise benefit the development of our business due to such requirements.

         If we are unable to acquire key components or are unable to acquire them on favorable terms, our business will suffer.

         Some key components on which we will rely in developing our line of products and services are currently available only from single or limited sources and are in the development stage. In addition, some of these suppliers will also be our competitors. We cannot be certain that we will be able to meet our demand for components in a timely and cost-effective manner. Our operating results, financial condition, or relationships with potential customers could be adversely affected. These adverse effects could result from an inability to fulfill customer demand or increased costs to acquire key components or services.

         We may not be able to compete effectively if we are not able to protect our intellectual property.

         We intend to rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the intellectual property we develop. We have filed several patent applications and applied to register several trademarks relating to our business in the United States. We anticipate filing additional patent and trademark applications relating to our business. If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products and services, or otherwise attempt to obtain and use our intellectual property. Enforcement of trademark rights against unauthorized use, particularly in the technology sector and in other countries, may be impractical or impossible and could generate confusion and diminish the value of those rights.

         Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our resources, and could seriously harm our business and operating results. In addition, our inability to protect our intellectual property may harm our business and financial prospects.

         Our officers, directors and affiliated entities own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

         Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 51% of our outstanding stock as of October 31, 2001. These stockholders, if acting together, would be able to significantly influence, or actually determine, all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

         Our chairman and chief executive officer, John F. McHale, entered into management buyout agreements with each of Kent A. Savage, Kenneth A. Kalinoski, David S. Lundeen and Watershed Capital I L.P. Together, this group beneficially owns approximately 52% of our outstanding stock as of October 31, 2001, and pursuant to these agreements Mr. McHale could initiate or block significant matters affecting us. In January 2001, this group terminated discussions with our board of directors relating to a possible management buyout. However, given that the management buyout agreements are still in effect, it is possible that this group or a portion thereof may initiate discussions for a going private transaction with respect to us in the future.

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

         We may be unable to obtain the additional capital required to implement our business plan, which could seriously harm our business. If we raise additional funds, our current stockholders may suffer substantial dilution.

         As of September 30, 2001, we had approximately $48.2 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds from time to time, and given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies and companies in the telecommunications market, we may not have access to new capital investment when we need to raise additional funds.

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

         Further, if we issue equity securities, our existing stockholders will experience dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges more favorable than those of our common stock. If we do not obtain additional funds when needed, we could quickly cease to be a viable going concern.

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

                . changes in market valuations of companies in the telecommunications infrastructure and services sectors;

                . announcements by us or our competitors of new technology, products, services, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that affect our prospects and our relative competitive position in our prospective markets;

                . our inability to locate or maintain suppliers of our line of products at prices that will allow us to attain profitability;

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

         We have attempted to limit our obligations from our old line of business and if we are unsuccessful in making the transition, our business will suffer.

         In February 2001, we entered into an agreement with EarthLink, Inc., for the transfer of our service obligations relating to most of our existing customers. Approximately 50,000 of our customers were transferred to EarthLink's Internet service on March 12, 2001. After the transfer of most of our service obligations to EarthLink, we continued to provide certain services to approximately 7,000 customers. We have the obligation to provide these services to approximately 3,000 customers of third parties through November 2001. After that, we expect to discontinue providing any Internet services directly to consumers. As of June 30, 2001, we discontinued providing Internet access service to our remaining customers to whom we were no longer obligated to provide such service. We have terminated our obligation under two network services agreements and anticipate terminating or restructuring others, including the lease for a facility we are not using, which could result in significant termination fees or other charges. We also have continuing warranty obligations, through January 2002, relating to the Internet appliances we sold to our customers. If we are unable to successfully complete the transition from our old line of business, or incur significant liability related to that business in the transition, our future financial results will suffer.

         Any failure of EarthLink to provide services to our former customers could result in liability or adverse financial consequences for our business.

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

      We have commenced litigation in Austin, Texas, against Data Exchange Corporation ("DEX") for actions arising from DEX's refusal to release to us our remaining inventory of Internet appliances held by DEX. The lawsuit asserts causes of action for breach of contract and conversion. DEX has denied our claims and filed a counterclaim asserting for fraudulent misrepresentation, negligent misrepresentation, breach of contract, unjust enrichment and declaratory judgment. The action is currently pending in the United States District Court for the Western District of Texas, Austin Division.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On August 9, 2001, we convened a special meeting of the holders of our common stock. At the meeting, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of common stock at a ratio of not less than one-for-three and not more than one-for-twenty to be determined at the discretion of our board of directors (with 41,672,357 shares voting for, 290,846 against and 1,300 abstaining). The vote reported does not reflect the effect of the August 20, 2001 reverse stock split whereby every fifteen shares of common stock outstanding were converted into one share of common stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)

      3.1 Certificate of Amendment to the Certificate of Incorporation of Netpliance, Inc. effective August 20, 2001

      3.2 Certificate of Ownership and Merger of TippingPoint Technologies, Inc. into Netpliance, Inc. effective August 20, 2001

      3.3  Restated Certificate of Incorporation of TippingPoint Technologies,
           Inc.

      (b) On August 20, 2001, we filed a Current Report on Form 8-K regarding the effectiveness of the August 20, 2001 reverse stock split whereby every fifteen shares of common stock outstanding were converted into one share of common stock and the change of our corporate name to TippingPoint Technologies, Inc. from Netpliance, Inc.

           No other Reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TIPPINGPOINT TECHNOLOGIES, INC.


Date: November 9, 2001                    /s/ Francis S. Webster III
                                          --------------------------------------
                                          Francis S. Webster III
                                          President, Chief Operating Officer and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

     3.1 Certificate of Amendment to the Certificate of Incorporation of Netpliance, Inc. effective August 20, 2001

     3.2 Certificate of Ownership and Merger of TippingPoint Technologies, Inc. into Netpliance, Inc. effective August 20, 2001

     3.3 Restated Certificate of Incorporation of TippingPoint Technologies,
         Inc.