Form 10-K405
period 2001-12-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2002-03-27
CIK 1097297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

                                    001-15715
                            (Commission File Number)
                       -----------------------------------

                         TIPPINGPOINT TECHNOLOGIES, INC.

             (Exact name of Registrant as specified in its charter)
                       -----------------------------------

           Delaware                                 No. 74-2902814
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                        7501B N. Capital of Texas Highway
                               Austin, Texas 78731
                    (Address of principal executive offices)

                                 (512) 681-8000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

                       ----------------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

      The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at February 28, 2002, based on the $8.50 per share closing price for our common stock on the Nasdaq National Market, was approximately $15,600,000.

      The number of shares of the Registrant's common stock outstanding as of February 28, 2002 was 4,054,445.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Table of Contents

                                                                                                         Page
                                                                                                         ----
   PART I
            Item 1.    Business.............................................................................1
            Item 2.    Properties..........................................................................17
            Item 3.    Legal Proceedings...................................................................17
            Item 4.    Submission of Matters to a Vote of Security Holders.................................18

   PART II
            Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............19
            Item 6.    Selected Financial Data.............................................................20
            Item 7.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................................21
            Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..........................28
            Item 8.    Financial Statements and Supplementary Data.........................................28
            Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................28

   PART III
            Item 10.   Directors and Executive Officers of the Registrant..................................28
            Item 11.   Executive Compensation..............................................................29
            Item 12.   Security Ownership of Certain Beneficial Owners and Management......................29
            Item 13.   Certain Relationships and Related Transactions......................................29

   PART IV
            Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................30

   SIGNATURES..............................................................................................31

                                     PART I

ITEM 1. BUSINESS

Overview

      Since the beginning of 2001, our strategic focus has been on the development of hardware and software offerings that would enhance and manage various applications for high-speed information systems. In February 2002, we announced our entry into the network security industry with our UnityOneTM line of products, a natural extension of the development effort we undertook in 2001. This product line is designed to deliver a high-speed unified network defense solution to enterprises, including governmental agencies, who operate their own information systems. Going forward, we anticipate that we will primarily focus our efforts on developing and marketing products and services in the network security industry, including an extension of the UnityOne line with a network security offering for telecommunication service providers. Prior to 2001, we primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. We discontinued this business in conjunction with the initiation of our current strategic focus.

      Our UnityOne line of network security systems and appliances includes hardware and software designed to enable enterprises to protect their information systems from hostile or malicious attacks, including, among others, attacks commonly referred to as viruses, worms, trojans and denial of service attacks, by detecting and blocking such attacks without sacrificing network performance. Our unified network defense appliances can integrate firewall, intrusion detection and vulnerability assessment functions into a single appliance that is capable of carrying data at very high, or gigabit, speeds. A firewall helps prevent unauthorized network access by establishing a perimeter defense between two networks, such as an enterprise's network and the Internet. A firewall enables the user to establish security policies designed to permit only authorized traffic into and out of a connected network. An intrusion detection system, or IDS, continuously analyzes network traffic to identify potentially harmful content. A vulnerability assessment system scans and analyzes the vulnerability of computer systems and network devices.

Network Security Problem

      Over the past few years, Internet usage has grown rapidly as an increasing number of computer users connect to the Internet. With Internet usage becoming more prevalent, enterprises are increasingly using the Internet to conduct their business. Enterprises are taking advantage of the world-wide networking advantages of the Internet by connecting their internal networks to the Internet, thereby expanding their operations, facilitating communications within the enterprise, enabling e-commerce and transaction processing, and communicating with customers, suppliers and business partners. These enterprises are accomplishing this by connecting to the Internet at a variety of access points, including major corporate offices, branch offices, remote user locations, Internet data centers and e-business Web sites.

      While Internet usage is increasing, the access speed at which individuals and enterprises are connecting to the Internet is also increasing. Consumers and smaller enterprises are shifting from dial-up modem connections to broadband connections, using cable or digital subscriber line, or DSL, modems. These broadband connections enable users to access the Internet at speeds up to 20 times faster than a dial-up modem. Similarly, larger enterprises are moving from T1 connections and T3 connections to higher speed OC-3 connections and gigabit Ethernet connections. Web site connection speeds are also increasing as many Web sites, which were originally operated from an enterprise's own facilities, have been outsourced to Internet data centers, which deliver higher bandwidth connections.

      As enterprises increasingly use the Internet to conduct business, the amount of confidential and sensitive information that is delivered over, and is accessible through, the Internet is increasing. Unlike the private, dedicated communications networks that enterprises have used for business for the last several decades, which were relatively secure from outside intruders, the Internet and networks connected to it are susceptible to security threats and malicious eavesdropping due to their openness and ease of access. Recently, there has been an increase in the frequency of attempted breaches of network security, or hacker attacks, intended to access this confidential information or to otherwise interfere with network communications.

      Network attacks are becoming not only more prevalent but also more sophisticated and severe, resulting in part from the availability of tools and information on how to conduct these attacks, an increase in hacker sophistication, an increase in the number of network access points that are vulnerable to attack and an increase in the overall amount of confidential information accessible through or delivered over the Internet. These attacks include distributed denial of service attacks, in which an attacker floods a Web site with large numbers of packets or connection requests that overwhelm the Web site and prevent legitimate users from accessing it. Other types of attacks are designed not just to prevent access to a Web site, but also to penetrate its security and allow a hacker to take control of a server and deface the Web site or steal sensitive information. Still other attacks include malicious eavesdropping, allowing a hacker to misappropriate confidential communication transmitted over the Internet. If confidential communications get into the wrong hands, they can be used to damage the business of the enterprise or, at the very least, damage its reputation. There is also a significant cost and negative publicity resulting from denial of service attacks. In an attempt to combat all of these types of attacks, enterprises have been increasing their security budgets to address heightened network vulnerability.

      To prevent network security breaches, enterprises have deployed firewalls at the access points where their networks connect to the Internet or other networks. Firewalls are hardware or software devices that filter the content that flows into and out of an enterprise's network. The firewall is designed to block unauthorized access to the network, allowing only connections that are approved by the network administrator. However, because of the increased sophistication of hackers, and automated attack tools, firewalls have proven to be inadequate to fully protect many networks. Therefore, many enterprises have been compelled to add additional network security systems, including intrusion detection and vulnerability assessment functions. Both intrusion detection systems and vulnerability assessment scanners assess the vulnerability of a network to attack. Intrusion detection devices are designed to expose intruders, break off the intrusion, examine the intruder's point of entry and prevent future intruders from using the same entry point. Vulnerability assessment devices, on the other hand, are designed to discover vulnerabilities of a network system, allowing network managers to find and patch network security holes before they are discovered by hackers. The first generation of firewalls, IDSs and vulnerability assessment scanners generally were designed to secure low bandwidth connections to the Internet. As network connection speeds have increased, these early types of security products have created significant performance bottlenecks in networks, slowing down connection speeds.

      As security needs of enterprises continued to evolve, single-function low speed products are becoming incapable of cost-effectively meeting the performance and manageability needs of these organizations. To deploy a complete firewall, IDS and vulnerability assessment solution, an enterprise often must purchase a series of separate, expensive devices and license expensive security software, often from multiple vendors, which cannot be interfaced with one management console system. This can result in a network architecture that is more expensive and complex to install and manage and, as a result of this increased complexity, potentially less secure than a network that is based on a single vendor's products. In addition, enterprises have found it difficult to integrate the three products. Most security appliances require an enterprise to reconfigure network addressing to insert the appliances into its network and also require the enterprise to compromise network design in ways that reduce redundancy and, therefore, network reliability. Many times these issues have led to a significant decrease in the enterprise's network connection speed as more devices are added to the network.

      Enterprises require a broad array of high-performance, cost-effective products to secure their networks. To reduce cost and network complexity, we believe enterprises are increasingly looking for high-performance network security solutions that can integrate firewall, IDS and vulnerability assessment capabilities into one system or appliance. We also believe these entities desire a comprehensive network security solution from a single vendor that can scale from low-bandwidth connections to high bandwidth connections while delivering very high-speed network performance and availability. In response to this preference, existing security vendors have started to include additional capabilities in their single-function products. However, these products were not originally designed to deliver multiple functions and, as a result, the addition of these functions tends to decrease performance and increase product complexity. In any case, we believe that these entities desire a network security product that will not decrease optimal network speed, even if they do not purchase an integrated solution.

The TippingPoint Solution

      We are developing a line of products that can integrate three security systems, firewall, IDS and vulnerability assessment, into one high-speed unified network defense appliance. Our products will be able to combine these security functions into one appliance and maintain high-speed connections. We believe that, in our products, the three functions will be better coordinated, allowing the system to block more hostile attacks while maintaining high-speed network availability. Our network security management system will also integrate all of the security management functions within a single management console, which we believe will make our offering easier to operate. Our products can also be used in combination with a customer's existing security products to increase network security. In the near term, we plan to offer two appliances: UnityOne-2000 for large enterprises and UnityOne-600 for small to medium sized enterprises. Later, we anticipate offering an appliance for use by telecommunication service providers.

      Our network defense appliances are hardware-based and require minimal configuration. As a result, they can be deployed quickly and cost-effectively in a network. Each of our network security systems and appliances can provide integrated firewall, IDS and vulnerability assessment capabilities, or can be used with existing products, while maintaining high-speed network performance and availability. This integrated approach eliminates the complexity and expense of purchasing and integrating separate single-function products from multiple vendors. In contrast to existing security vendors that have attempted to add additional capabilities to their single-function products, we specifically designed our products to integrate these capabilities, enabling our products to provide high performance, cost-effective network security. By reducing network complexity, integrating high performance capabilities and eliminating the need for costly third-party software, our network security solutions lowers our customers' total cost of ownership.

      Purchasers of our products will have the ability to access our network security management system, which includes a single console for the management of all three integrated functions. The console has a simple graphic interface that provides administration, events correlation and reporting. We will also offer our threat management center service, which will provide our customers with periodic upgrades of the security functions of our products, along with various software upgrades and releases.

      We believe that there is a significant need for a well-designed, cost-effective security technology that maintains and enhances, when compared to competing products, network performance and combines firewall, IDS and vulnerability assessment functions into a single appliance. We believe that the current environment will encourage network operators to seek greater security for their networks, and we intend to capitalize on this development. Our objective is to become an early provider of innovative and high performance technology solutions in this sector. In order to achieve this objective, we intend to focus our efforts in 2002 and beyond on the planning and development of our network security line of products. Currently, we have only introduced our line of products. We have no sales contracts with prospective customers for our products. We intend to conduct beta trials of our products during the spring of 2002, with anticipated general availability in the summer of 2002.

      At this stage of our efforts with our network security focus, and given the dynamic nature of the industry we intend to serve, we cannot be sure as to the final form that our solutions will take. Our unified network defense line of high-speed appliances that can integrate firewall, intrusion detection and vulnerability assessment capabilities, if successful, will be the first in what we contemplate will be our continuing line of business for network security products. We contemplate that, if we are successful in our planning and developing of these products and our target markets accept these products, each generation of products will be packaged and marketed with complementary services. We can give no assurance that any of these efforts will be successful.

      In entering this untested and rapidly changing industry, we will face a variety of obstacles and challenges. It may be difficult for us to make an effective transition into a network security company given our relative experience in the network security industry and the past performance of our discontinued operations, especially in the areas of raising capital, attracting and retaining talented employees, attracting research analyst coverage of our common stock and gaining the confidence of possible strategic relationships, substantial investors and customers for our business.

Sales and Marketing

      We anticipate marketing and selling our network security products through a network of resellers. We anticipate maintaining a network of resellers throughout North America. Our arrangements with resellers will be non-exclusive, territory specific, and generally will cover all of our products and provide for appropriate discounts based on a variety of factors including volume purchases.

      We will have a dedicated sales force with experience in selling network and network security products through resellers to support this sales channel. We also anticipate having a sales organization that supports resellers in creating demand by potential end users. The direct sales organization will be supported by a team of experienced sales engineers who will be responsible for providing pre-sale technical support and technical training for the sales team and for resellers. All of our salespeople will be responsible for lead follow-up and account management.

      Marketing will include advertising, our Web site, trade shows, direct marketing and public relations. Our marketing program is designed to build the TippingPoint and UnityOne brands, increase customer awareness, generate leads and communicate our product advantages. We also will use our marketing program to support the sale of our products through new channels and to new markets.

      We may also enter into Original Equipment Manufacture (OEM) relationships with larger companies, who will then bundle our products into their product and service solutions, and relationships with system integrators, who will market our products to their clients in connection with their services.

      Currently, we have only introduced our line of products. We have no sales contracts with prospective customers for our products and services. We intend to conduct beta trials of our products during the spring of 2002, with anticipated general availability in the summer of 2002.

Research and Development

      Our research and development expenses relating to continuing operations, including stock-based compensation, totaled $13.4 million, $6.0 million and $1.9 million for the years ended December 31, 2001 and 2000, and the period from January 12, 1999 (inception) to December 31, 1999, respectively. Although some of the technology we developed prior to 2001 may be applied to our current business, much of that technology will not be useful to us going forward.

      We believe that strong product development capabilities will be essential to our strategy of developing our product and service offerings. We may invest significant time and resources in creating a structured process for undertaking all product development projects. After shifting our strategic focus, we actively recruited and hired engineers and software developers with expertise in the areas of hardware design, software and system implementation. We intend to complement these individuals by hiring additional management with extensive backgrounds in the network security and infrastructure, enterprise software and telecommunications industries. We can give no assurances that we will be successful in retaining or recruiting any of this personnel.

      We plan to focus our ongoing research and development efforts on developing our suite of network security products and modifying and adapting any developed products and services for use with enterprise networks. We intend to expend a large portion of our resources on these research and development efforts. We cannot give any assurance that any of these efforts will be successful.

Competition

      We recently introduced our network security line of products. We will have to compete in markets that are intensely competitive, fragmented and rapidly changing. The market for network security products is highly competitive, and we expect competition to intensify in the future. We expect to experience strong competition from current and potential competitors in our target markets, many of whom are already bringing new solutions to market, focusing on specific segments of our target markets and establishing alliances and Original Equipment Manufacture (OEM) relationships with larger companies who will bundle our competitor's products into their product and service solutions, and with resellers we will use to sell our products. In some cases, our competitors are implementing aggressive pricing and other strategies that are focused on building customer bases, name recognition in the market and capturing market share in the short term. This may cause price pressure on our offering.

      Current and potential competitors in our market include the following, all of whom sell worldwide or have a presence in most of the major geographical markets for their products:

      . IDS vendors such as Internet Security Systems, Inc., Cisco Systems, Inc. and Intrusion Inc.;

      . firewall and virtual private network software vendors such as Check Point Software Technologies Ltd, Symantec Corporation and Crossbeam Systems, Inc.;

      . network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

      . security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc. and WatchGuard Technologies, Inc.;

      .     computer and network component manufacturers; and

      . low cost Internet hardware suppliers with products that include network security functionality.

      We also are aware of numerous other major telecommunications infrastructure developers, as well as smaller entrepreneurial companies, that are focusing significant resources on developing and marketing products and services that will compete with our suite of products. We also believe that we may face competition from other providers of competing solutions to network security problems, including networking hardware and software manufacturers, traditional hardware manufacturers, telecommunications providers, cable television/communications providers, software database companies and large diversified software and technology companies. In addition, we may face competition from companies that we are not currently aware will enter our targeted market.

      Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, our competitors may bundle their products with other software or hardware in a manner that may discourage our prospective customers from purchasing the products and services we offer. Also, most of our potential competitors have greater name recognition, more experience, more financial resources, more extensive customer bases and better access to proprietary content than we do. Competition in our target market could result in price reductions, fewer customer orders, reduced gross margins and loss of any market share we may achieve.

Intellectual Property

      We have filed patent applications for inventions related to the core technology for our network security products. We anticipate filing additional patent applications for other inventions that we determine will be key to our network security business. We can give no assurance that we will obtain any such patents, or that any patents we obtain will be useful in our business. If we are not successful in obtaining the patent protection we seek, our competitors may be able to replicate our technology and more effectively compete with us.

Employees

      We had 97 full-time employees as of February 28, 2002, the substantial majority of whom are non-management personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we believe that we have satisfactory employee relations.

Discontinued Operations

      From our organization in January 1999 through 2000, our operations consisted primarily of developing and offering consumers Internet based content, applications and services through Internet appliances, which we also marketed and sold. That business model required a great deal of capital since we sold the Internet appliance at a loss in order to attract customers to our Internet access service. However, shortly after the initial public offering of our common stock in March 2000, the U.S. equity markets entered a period of increased volatility in which the stocks of many technology companies, including ours, were negatively impacted. As a result, it became apparent that it would be very difficult for us to raise the additional financing required to sustain and grow our consumer Internet offering to a point at which we could achieve profitability.

      In November 2000, we began shifting our business model to focus on providing an offering for information systems and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. In February 2001, we entered into an agreement with EarthLink, Inc. for the transfer of our service obligations relating to most of our existing customers and approximately 50,000 of our customers were transferred to EarthLink's service on March 12, 2001. We ceased providing any Internet access service to our remaining customers in June 2001. In December 2001, any obligation for us to continue providing support services for other Internet service providers expired. Effective January 1, 2002, EarthLink began operating the Internet portal for their customers who had been using our portal. In general, we have exited our consumer-focused business entirely, but continue to have certain obligations, contingencies and potential liabilities relating to this business.

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

Factors Affecting Operating Results

      There are numerous risks affecting our business, some of which are beyond our control. These risks relate to our efforts in transitioning to our current strategic focus and the launch of our network security product line. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Our future operating results and financial condition are heavily dependent on our ability to successfully develop, manufacture and market technologically innovative solutions in order to meet customer demands for network security. Inherent in this process are a number of factors that we must successfully manage if we are to achieve positive operating results in the future. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

      We cannot predict our future results because we have a limited operating history and have recently introduced our line of products within the network security industry.

      We have a limited operating history and little history operating our network security solutions business. We only recently introduced our new line of products, and have not yet generated any revenues from that line of products. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues accurately. Specifically, we were incorporated in January 1999 and we began offering our Internet appliance and service in November 1999. We began exploring a telecommunications infrastructure initiative in November 2000 and began to focus on our network security offering in the later half of 2001. Our network security offering is still in the early stage, and we have yet to receive any revenues from this offering. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn revenues from the sale of such products, that our business model may not be profitable and other significant risks related to the our business model described below. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

      We expect to incur operating losses throughout at least the remainder of 2002, and it is possible that we may never become profitable.

      As part of our restructuring effort begun in late 2000, we changed our strategic focus. Successful implementation of our reorganization continues to involve several risks. These risks include:

      .     reliance upon unproven products and technology;

      .     our unproven and evolving business model;

      . market acceptance of our new products and any additional products we are able to develop;

      . our ability to anticipate and adapt to a developing market and to rapidly changing technologies;

      .     the effect of competitive pressures in the marketplace;

      . our need to structure our internal resources to support the development, marketing and future growth of our product offerings;

      . uncertainties concerning our strategic direction and financial condition;

      . our need for large enterprises to launch and maintain information systems that create a need for our new products;

      . our need to introduce additional reliable products that meet the demanding needs of large enterprises; and

      . our need to realign and enhance our business development, research and development, product development, consulting and support organizations, and expand our distribution channels, to develop our business.

      In addition, although we believe that the actions that we are taking under our business plan will help us become profitable, we cannot assure you that such actions will succeed in the long or short term.

      Internal and external changes resulting from our reorganization may concern our prospective customers, strategic relationships, resellers and employees, and produce a prolonged period of uncertainty, which could have a material adverse affect on our business. Our strategy requires substantial changes, including pursuing new strategic relationships, increasing our research and development expenditures, adding employees who possess the skills we believe we will need going forward, investing in new technologies, establishing leadership positions in new high-growth markets, establishing distribution channels for our new products and realigning and enhancing our sales and marketing departments. Many factors may impact our ability to implement this strategy, including our ability to finalize agreements with other companies, sustain the productivity of our workforce, introduce innovative new products in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our transition and realignment.

      Competition in the network security market may reduce the demand for, or price of, our products.

      The market for network security products is highly competitive, and we expect competition to intensify in the future. Our competitors may introduce new competitive products for the same markets targeted by our products. These products may have better performance, lower prices and broader acceptance than our products. Competition may reduce the overall market for our products.

      Current and potential competitors in our target market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

      . IDS vendors such as Internet Security Systems, Inc., Cisco Systems, Inc. and Intrusion Inc.;

      . firewall and virtual private network software vendors such as Check Point Software Technologies Ltd, Symantec Corporation and Crossbeam Systems, Inc.;

      . network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

      . security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc. and WatchGuard Technologies, Inc.;

      .     computer and network component manufacturers; and

      . low cost Internet hardware suppliers with products that include network security functionality.

      Many of these current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Many of these competitors may also have existing relationships with the resellers who we will use to sell our products. In addition, some of our competitors currently combine their products with other companies' networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

      If we are unable to acquire key components or are unable to acquire them on favorable terms, our business will suffer.

      Some key processors and other components of our line of products on which we will rely are currently available only from single or limited sources, and are in the development stage. In addition, some of these suppliers will also be supplying certain of our competitors. We cannot be certain that we will be able to meet our demand for components in a timely and cost-effective manner. We expect to carry very little inventory of some of our products and product components, and we will rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts we provide. Some of the semiconductors and processors we will require are very complex, and we may not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our products to our customers. If we are unable to buy these components on a timely and a cost-efficient basis, we will not be able to deliver products to our customers, which would negatively impact future revenues and, in turn, seriously harm our business.

      At various times, some of the key components for our products have been in short supply. Delays in receiving components would harm our ability to deliver our products on a timely basis. In addition, because we expect to rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products.

      If we fail to develop or maintain relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products and our operating results would suffer.

      We expect to derive the bulk of our total revenues, if any, from resellers. Sometimes purchasers of network security solutions choose their products based on which network security solution is carried by the reseller from which they buy other products rather than solely on performance characteristics. We do not expect to have any long-term contracts or minimum purchase commitments with any of our resellers. In addition, our resellers may sell products that are competitive with ours, may devote more resources to those competitive products and may cease selling our products altogether. If we fail to develop and maintain relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may not materialize and our operating results will suffer.

      Marketing to most of our target customers involves long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

      We will market our line of products primarily to large enterprises and the federal government through resellers. A prospective customer's decision to purchase our products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the timely required approval for a particular project or purchase decision may delay the purchase of our products. As a result, we expect that the sales cycle for our network security solutions typically will be 60 to 180 days. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our line of products and services, which could materially and adversely affect our business.

      Even after making the decision to purchase our products, our customers may not deploy our products broadly within their networks. We expect the timing of implementation to vary widely, depending on the complexity of the customer's network environment, the size of the network deployment, the skill set of the customer and the degree of hardware and software configuration necessary to deploy our products. Customers with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our network security products also require a significant outlay of capital from customers. As a result, there may be a further delay before we can begin to realize revenues from our current business.

      Additionally, our network security systems are designed for the telecommunications market, which requires us to maintain a sophisticated sales force, engage in extensive negotiations and provide high level engineering support to complete sales. We have limited experience selling into this market and do not expect to begin delivering our network security solutions until at least the second quarter of 2002. If we do not successfully market our network security systems to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

      We may have difficulty in raising capital and making an effective transition because of our history.

      Our first attempt at achieving profitability, by developing and marketing our Internet appliance and related services, was unsuccessful. Therefore, it may be more difficult for us to make an effective transition into our network security business, especially in the areas of raising capital, attracting and retaining talented employees, attracting research analyst coverage of our common stock and gaining the confidence of possible strategic relationships, substantial investors and new customers for our current business.

      We will not be able to develop or continue our business if we fail to attract and retain key personnel.

      Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Our facilities are located in Austin, Texas, which has a high demand for technical and other personnel and a relatively low unemployment rate. Competition for qualified personnel possessing the skills necessary for success in the competitive market of the network security industry is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. Because of our unsuccessful first attempt at achieving profitability, we may have a more difficult time in attracting and retaining the employees we need.

      We will also offer support services and services through maintenance and extended warranty agreements, along with updating and other services through our threat management center. Although we plan to provide support services sufficient to meet our expected business level, our growth will be limited in the event we are unable to hire or retain support services personnel or subcontract these services to qualified third parties.

      We may need to hire a number of additional engineering, research and development, business development, support and marketing employees in 2002 and beyond, including employees with experience in the network security industry, to develop and grow our business. If we fail to attract qualified personnel or retain current employees we need, including our executive officers and other key employees, we may not be able to generate revenues. Our relationships with these officers and key employees are "at will." Moreover, we do not have "key person" life insurance policies covering any of our employees.

      Some members of our management team have joined us only recently. Our success depends to a significant degree upon the continued contributions of our key management, engineering, research and development, business development and marketing and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on John F. McHale, our chairman and chief executive officer, with whom we do not have an employment agreement.

      The market potential for our product line is unproven, and may not develop as we contemplate, which could result in our failure to achieve sales and profits from our business model.

      Our business model involves competing in an established market. Therefore, our financial performance and any future growth will depend upon our ability to obtain market share for the network security products we are marketing from existing competitors. We intend to invest a significant proportion of our resources in the network security market, which we anticipate will grow at a significantly higher rate than the networking and infrastructure industry on average. At the present time, the markets for network security solutions are highly competitive, and we are not certain that our target customers will widely adopt and deploy our technology. Even if our solutions are effective, our target customers may not choose to use them for technical, cost, support or other reasons. The market for telecommunications solutions is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. To be competitive, we will need to develop and introduce new products and product enhancements that meet these standards. We may have to redesign existing products or delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility issues that arise from technological changes and evolving industry standards.

      If we are unable to develop and introduce our products quickly, our business will suffer.

      The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Therefore, our success will depend upon our ability to identify product opportunities, to develop and introduce products in a timely manner and to gain market acceptance of any products developed. In developing our products, we have made, and will continue to make, assumptions with respect to which features, security standards and performance criteria will be required by our customers. If we implement features, security standards and performance criteria that are different from those required by our customers, market acceptance of our products may be significantly reduced or delayed and our business would be seriously harmed.

      Our failure to develop or introduce new products or product enhancements might cause our business to suffer.

      We expect to introduce new products and enhancements to address current and evolving customer requirements. We also expect to develop products with strategic partners and incorporate advanced third-party security capabilities into our products. We may not be able to develop new products or product enhancements in a timely manner, or at all. If we fail to develop or introduce these new products and product enhancements, such failure might cause our products to be less competitive and our ability to generate revenues to decline. In addition, our assumptions about customer requirements may be wrong. Even if we are able to develop and introduce new products and enhancements, these products or enhancements may not achieve widespread market acceptance. Any failure of our future products or product enhancements to achieve market acceptance could cause our business to suffer.

      If we are unable to integrate our products with our customers' networks, our business will suffer.

      The network security solutions that we are marketing must interface with our customers' existing networks, each of which will likely have different specifications and utilize multiple protocol standards. Many of our prospective customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. In order to meet our customers' requirements, our products must interoperate with all of the products within these networks, as well as with products that might be added to these networks in the future. If we find errors in the existing software used in our customers' networks, we may have to modify our software to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those within our customers' networks, installations could be delayed or orders for our products could be cancelled, which could significantly impact our revenues, and our business would suffer materially.

      Our business will suffer if our target customers do not accept our network security solutions.

      Our future revenues and profits, if any, will depend upon the widespread acceptance and use of network security technology by our target market. Substantially all of our anticipated revenues, if any, may come from sales of one or two product lines, making us dependent on widespread market acceptance of these products. We may be more dependent on the market acceptance of individual product lines than our competitors with broader offerings. Factors that may affect the market acceptance of our anticipated line of products include:

      .     adoption of advanced network security products and technologies;

      . adoption of an integrated, unified, solution to network security, similar to our product line;

      . the need, or perceived need, to maintain or increase network connection speed when adding network security devices;

      . the performance, price and total cost of ownership of our line of products;

      .     the availability and price of competing products and technologies;
            and

      . the success and development of our business development and marketing organizations.

      We may not be able to compete effectively if we are not able to protect our intellectual property.

      We intend to rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the intellectual property we develop. We have filed patent applications and applied to register trademarks relating to our business in the United States. We anticipate filing additional patent and trademark applications relating to our business. If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us. We also enter, and plan to continue to enter into confidentiality or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our software, documentation and other proprietary information. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products, or otherwise attempt to obtain and use our intellectual property. Monitoring unauthorized use of our products will be difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

      Downturns in the telecommunications infrastructure, network security and related markets may cause our revenues and operating results to suffer.

      The market for our products depends on economic conditions affecting the broader telecommunications infrastructure, network security and related markets. Downturns in these markets may cause large enterprises to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or not budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures, delays in payment and collection, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector generally has decreased in the past 12 months, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment, and we cannot predict the impact of these events, any future terrorist acts or any related military action, on our customers or our business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to meet our financial goals and achieve profitability.

      Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

      We will offer a warranty on all of our products, allowing the customer to have any defective unit repaired or to receive a replacement product. Our products may contain undetected errors or defects. If one of our products fails, we may have to replace all affected products without being able to book any revenue for the replacement units, or we may have to refund the purchase price for the defective units. Some errors are discoverable only after a product has been installed and used by customers. Any errors discovered after commercial availability of our products could result in loss of revenues and claims against us.

      If we are unable to fix errors or other problems that later are identified after installation, in addition to the consequence described above, we could experience:

      .     failure to achieve market acceptance;

      .     loss of customers;

      .     loss of or delay in revenues and loss of market share;

      .     diversion of development resources;

      .     increased service and warranty costs;

      .     legal actions by our customers; and

      .     increased insurance costs.

      If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could reduce our gross margins or cause us to lose sales.

      Because we do not expect to have long-term supply contracts with our contract manufacturers, they will not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We will provide forecasts of our demand to our contract manufacturers prior to the scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products.

      A breach of network security could harm public perception of our products, which could harm our business.

      If an actual or perceived breach of network security occurs in one of our customer's security systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose existing and potential customers or cause us to lose existing and potential resellers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

      Because we are in the business of providing network security, our own networks may be more likely to become a target of hacker attacks. If attacks on our internal networks are successful, public perception of our products would be harmed.

      We might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products.

      Because our products will provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our network security measures could misappropriate the confidential information or other property of customers using our products, or interrupt their operations. If that happens, affected customers or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by our service and support organizations. Defending a lawsuit, regardless of its merit, could be costly and divert management attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all. Our business liability insurance has no specific provisions for product liability for network security breaches.

      We could become subject to litigation regarding intellectual property rights that could be costly and result in the loss of significant rights.

      In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. In the future, we may become a party to litigation to protect our intellectual property or as a result of an alleged infringement by us of another party's intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

      . stop or delay selling, integrating or using products that use the challenged intellectual property;

      . obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms, or at all; or

      .     redesign the products that use that technology.

      If we are forced to take any of these actions, our business might be seriously harmed. Our business insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that could be imposed.

      The inability to obtain any third-party license required to develop new products and product enhancements could seriously harm our business, financial condition and results of operations.

      From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms, or at all. Our inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost, which could seriously harm our business, financial condition and results of operations.

      Our officers, directors and affiliated entities own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

      Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 54.6% of our outstanding stock as of February 28, 2002. These stockholders, if acting together, would be able to determine all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

      The large number of shares eligible for public sale could cause our stock price to decline.

      The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in past private placements may currently be resold in reliance on Rule 144 of the Securities Act of 1933.

      We may be unable to obtain the additional capital required to grow our business, which could seriously harm our proposed business. If we raise additional funds, our current stockholders may suffer substantial dilution.

      As of December 31, 2001, we had approximately $42.3 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for the next 12 months. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

      Our future capital requirements will depend upon several factors, including whether we are successful in developing our products, and our level of operating expenditures. Our expenditures are likely to rise as we continue our technology and business development efforts. If our capital requirements vary materially from those we currently plan, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to develop and grow our business.

      Further, if we issue equity securities, our existing stockholders will experience dilution of their ownership percentages, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we do not obtain additional funds when needed, we could quickly cease to be a viable going concern.

      We do not intend to declare dividends and our stock could be subject to volatility.

      We have never declared or paid any cash dividends on our common stock. We presently intend to retain all future earnings, if any, to finance the development of our business and do not expect to pay any dividends in the foreseeable future.

      The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

      . variations in the magnitude of our losses from operations from quarter to quarter;

      . changes in market valuations of companies in the network security industry;

      . announcements by us or our competitors of new technology, products, services, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that affect our prospects and our relative competitive position in our prospective markets;

      . our inability to locate or maintain suppliers of components of our line of network security products at prices that will allow us to attain profitability;

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

      We have exited our old line of business, and have attempted to minimize our obligations related to that business, but if we are unsuccessful in minimizing those obligations, our business will suffer.

      We have exited our consumer-focused business, but continue to have certain obligations, contingencies and potential liabilities relating to this business. Approximately 50,000 customers of our old business were transferred to the Internet service of EarthLink, Inc. on March 12, 2001. We ceased providing any Internet access service to our remaining customers in June 2001. In December 2001, any obligation for us to continue to provide support services for other Internet service providers expired. Effective January 1, 2002, EarthLink began operating the Internet portal for their customers who had been using our portal. If EarthLink fails to provide Internet service to our former customers, and they are unable to have Internet access using their Internet appliances we sold them, we could be subject to claims from such customers that may adversely impact our future business and financial results.

      On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our Internet appliance and service business. The complaint seeks an unspecified amount of damages. This action, regardless of its success, is likely be time-consuming and expensive to resolve and may divert management time and attention. If this action is successful, we could be subject to significant liability for damages.

      We are also attempting to sub-lease our facility that we utilized with our old business, but which is currently vacant. If we are not successful in sub-leasing this facility, we will have to continue paying the entire rent for a facility that we are not using, which would adversely affect our financial results. In any event, given current commercial real estate market conditions in Austin, Texas, where the facility is located, we believe that we will not be able to completely eliminate our entire liability under this lease, if at all, within the next 12 months.

ITEM 2. PROPERTIES

      Our principal properties consist of:

      A. Our headquarters located in a leased facility (40,000 square feet) at 7501B North Capital of Texas Highway in Austin, Texas; and

      B. Our facility (30,000 square feet) at 7600A North Capital of Texas Highway in Austin, Texas, which we are attempting to sub-lease.

ITEM 3. LEGAL PROCEEDINGS

      On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our Internet appliance and service business. The complaint seeks an unspecified amount of damages. We believe that the action has no merit, that the action is not proper for class action treatment and that we have meritorious defenses available. We intend to defend this action vigorously.

      On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 200 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The lawsuit alleges that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock, by the underwriters requiring certain of their customers to purchase stock in our initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. We believe the lawsuit is without merit and intend to defend it vigorously. To the extent the plaintiffs are successful in this action, we intend to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that such rights will be available to us or enforceable against the underwriters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 24, 2001, we convened a special meeting of the holders of our common stock. At the meeting, our stockholders approved an amendment to our Amended and Restated 1999 Stock Option and Restricted Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 700,000 shares to 1,033,333 shares (with 2,594,441 shares voting for, 277,527 voting against and 1,274 abstaining).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Prior to our initial public offering on March 17, 2000, there was no public market for our common stock. From March 17, 2000 to August 20, 2001, our common stock was quoted on the Nasdaq National Market under the symbol "NPLI". Since August 20, 2001, our common stock has been quoted on the Nasdaq National Market under the symbol "TPTI". Effective August 20, 2001, we implemented a one-for-fifteen reverse stock split and, on that date, every fifteen shares of common stock outstanding were converted into one share of common stock.

      The following table shows the high and low daily closing sale prices per share of our common stock on the Nasdaq National Market for the periods indicated. All price information has been adjusted to reflect the reverse stock split as if it had taken place on March 17, 2000. We have not declared any dividends from the time of our initial public offering until the filing date of this report.

                                                             Price Range
                                                          -----------------
2000                                                        High       Low
----                                                      -------   -------
First quarter (Beginning on March 17, 2000)........       $330.94   $183.75
Second quarter.....................................        240.00     65.63
Third quarter......................................        129.38     22.50
Fourth quarter.....................................         29.06      5.16

2001
----
First quarter......................................         $8.91     $3.75
Second quarter.....................................          7.05      5.10
Third quarter......................................          8.69      4.45
Fourth quarter.....................................          9.00      6.35

      As of February 28, 2002, there were approximately 7,000 beneficial holders of our common stock.

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

                                                                                           Period from
                                                                                           January 12,
                                                                                              1999
                                                                                           (Inception)
                                                                   Year ended                through
Statements of Operations Data:                                     December 31,            December 31,
                                                              2001             2000            1999
                                                          ------------    -------------    ------------
Operating expenses:
       Research and development .......................   $ 13,360,553    $   6,040,280    $  1,892,434
       Sales and marketing ............................        548,508               --              --
       General and administrative .....................      6,601,677        8,025,508       1,751,591
       Writedown of assets held for sale ..............        937,208               --              --
                                                          ------------    -------------    ------------

Total operating expenses ..............................     21,447,946       14,065,788       3,644,025
                                                          ------------    -------------    ------------

Operating loss ........................................    (21,447,946)     (14,065,788)     (3,644,025)

Interest income, net ..................................      2,629,422        5,928,213         164,843
                                                          ------------    -------------    ------------

Loss from continuing operations .......................    (18,818,524)      (8,137,575)     (3,479,182)

Loss from discontinued operations .....................     (8,837,906)    (135,827,699)    (23,806,513)
                                                          ------------    -------------    ------------

Net loss ..............................................    (27,656,430)    (143,965,274)    (27,285,695)
Effect of beneficial conversion feature of
     convertible preferred stock ......................             --      (42,089,262)    (16,242,121)
                                                          ------------    -------------    ------------

Net loss applicable to common stock ...................   $(27,656,430)   $(186,054,536)   $(43,527,816)
                                                          ============    =============    ============
Net basic and diluted loss from continuing operations
     (net of effect of beneficial conversion feature
     of convertible preferred stock) per common share .   $      (4.65)   $      (14.57)   $     (18.97)
Net basic and diluted loss from discontinued operations
     per common share .................................          (2.19)          (39.40)         (22.91)
                                                          ------------    -------------    ------------
Net loss per common share - basic and diluted .........   $      (6.84)   $      (53.97)   $     (41.88)
                                                          ============    =============    ============
                                                                               As of
                                                                            December 31,
                                                               2001             2000            1999
                                                           -----------      -----------     -----------
Balance Sheet Data:
Working capital ........................................   $37,580,356      $54,424,532     $ 4,642,017

Total assets ...........................................    51,083,238       86,320,596      20,625,183

Stockholders' equity ...................................    44,930,750       71,015,090      12,917,086

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

Critical Accounting Policies and Estimates

      Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our discontinued operations, deferred taxes, impairment of long-lived assets and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, proposes a new requirement that all public companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our financial statements included elsewhere in this report includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

      In addition, the Securities and Exchange Commission recently released Financial Reporting Release No. 61, which requires all companies to include a discussion that addresses, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

      Our critical accounting policies are as follows:

      Discontinued Operations. We recognized a net loss from the discontinuance of our Internet appliance and service business totaling approximately $8.8 million in 2001. This net loss includes a reserve for estimated net losses to be incurred in future periods. This reserve is based upon certain estimates, including the estimated costs to terminate or restructure various facility leases and other contracts and agreements related to this business. As of December 31, 2001, we have accrued approximately $3.8 million for costs estimated to be incurred beyond December 31, 2001, consisting primarily of approximately $2.7 million relating to lease facility costs of which approximately $850,000 was accrued in the fourth quarter of 2001 due to continued deterioration in the commercial real estate market where the facility is located and approximately $700,000 relating to estimated legal fees and expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss accordingly.

      Deferred Taxes. As part of the process of preparing our financial statements we are required to estimate our income taxes. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our statement of operations.

      Significant judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon our attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the near future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of December 31, 2001 is zero.

      Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment. Factors we consider important that could trigger an impairment review include the following:

      .     significant underperformance relative to historical or projected operating results;
      .     significant changes in the manner or use of the assets or the strategy for our overall business; and
      .     significant negative industry or economic trends.

      When we determine that the carrying value of these assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We record assets to be disposed of at the lower of the carrying amount or fair market value less anticipated costs of sales. During the fourth quarter of 2001, we determined that certain of our assets were impaired principally as a result of our focus on network security industry. As a result, we wrote-off approximately $937,000 related to these assets during that quarter.

      Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part on the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to both the amount and range of loss on certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. At December 31, 2001, we have approximately $700,000 accrued for legal fees and expenses to defend ourselves against pending litigation, which is included in the estimated loss for discontinued operations.

Overview

      Since the beginning of 2001, our strategic focus has been on the development of hardware and software offerings that would enhance and manage various applications for high-speed information systems. In February 2002, we announced our entry into the network security industry with our UnityOne line of products, a natural extension of the development effort we undertook in 2001. This product line is designed to deliver a high-speed unified network defense solution to enterprises, including governmental agencies, who operate their own information systems. Going forward, we anticipate that we will primarily focus our efforts on developing and marketing products and services in the network security industry, including an extension of the UnityOne line with an appliance for telecommunication service providers. Prior to 2001, we primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. We discontinued this business in conjunction with the initiation of our current strategic focus. The financial statements included elsewhere in this report have been restated to present this business as a discontinued operation for all historical periods presented.

      Our UnityOne line of network security systems and appliances includes hardware and software designed to enable enterprises to protect their information systems from hostile or malicious attacks, including, among others, attacks commonly referred to as viruses, worms, trojans and denial of service attacks by detecting and blocking such attacks without sacrificing network performance. Our unified network defense appliances can integrate firewall, intrusion detection and vulnerability assessment functions into a single appliance that is capable of carrying data at very high, or gigabit, speeds. A firewall helps prevent unauthorized network access by establishing a perimeter defense between two networks, such as an enterprise's network and the Internet, which enables the user to establish security policies designed to permit only authorized traffic into and out of a connected network. An intrusion detection system, or IDS, continuously analyzes network traffic to identify potentially harmful content. A vulnerability assessment system scans and analyzes the vulnerability of computer systems and network devices.

Results of Continuing Operations for the Years Ended December 31, 2001 and 2000

Revenues

      We are still in the early stages of our business plan. We have announced and are marketing our prototype network defense appliances. We have no sales contracts with prospective customers for our suite of products to date. We had no revenue from continuing operations for either of the years ended December 31, 2001 or 2000. We do not anticipate any revenue from continuing operations until the anticipated general availability of our products in the summer of 2002.

Expenses

      Research and development expenses. Research and development expenses consist of salaries of employees in this area, and other expenses relating to the development of our network security product prototypes. Research and development expenses of continuing operations totaled approximately $13.4 million and $6.0 million for the years ended December 31, 2001 and 2000, respectively, including stock-based compensation totaling approximately $640,000 and $710,000, respectively. Research and development expenses increased in 2001 due primarily to an increase in employment costs and expenses incurred in the development of product prototypes.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries of employees responsible for the marketing efforts for our initial products, and related expenses for our launch activities. Sales and marketing expenses of continuing operations totaled approximately $550,000 for the year ended December 31, 2001. These expenses compare with no expenses incurred during the year ended December 31, 2000. The increase is the result of the initiation of marketing efforts of our network security products.

      General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for the executive, administrative, finance and information systems departments, and facility costs, depreciation expense and professional fees. General and administrative expenses of continuing operations were approximately $6.6 million and $8.0 million for the years ended December 31, 2001 and 2000, respectively, including stock-based compensation totaling approximately $300,000 and $4.5 million, respectively. The increase in these expenses, other than stock-based compensation, from approximately $3.5 million to approximately $6.3 million, was primarily a result of an increase in corporate facility costs, an increase in insurance premiums and an increase in depreciation expense on fixed assets. Stock-based compensation decreased significantly for 2001 due to the termination or resignation of administrative, finance and information systems personnel, and the termination of their options, during that year and the granting of certain vested options during 2000 that had exercise prices below the fair market value of our common stock at the date of grant.

      Writedown of assets held for sale. Writedown of assets held for sale of approximately $937,000 represents the writedown to estimated fair value (less anticipated sales costs) of certain computer equipment and other fixed assets that we are no longer utilizing due to the change in our business. We determined fair value based upon recent bids and quotes for the equipment and other third party estimates of current fair value for like equipment.

      Interest income. Interest income, net of interest expense, totaled approximately $2.6 million for the year ended December 31, 2001, as compared to approximately $5.9 million for the year ended December 31, 2000. The decrease in interest income in 2001 is due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout 2001, as well as a general reduction in the average yield earned on invested funds.

Results of Continuing Operations for the Years Ended December 31, 2000 and 1999

Revenues

      We had no revenue from continuing operations for the year ended December 31, 2000 or for the period from January 12, 1999 (inception) through December 31, 1999 (each referred to herein as the "year").

Expenses

      Research and development expenses. Research and development expenses of continuing operations totaled approximately $6.0 million and $1.9 million for the years ended December 31, 2000 and 1999, respectively, including stock-based compensation totaling approximately $710,000 and $12,000, respectively. Research and development expenses increased in 2000 due to the increase in the number of these employees during 2000.

      Sales and marketing expenses. We incurred no sales and marketing expenses of continuing operations during the years ended December 31, 2000 and 1999. We initiated our marketing effort for our continuing operations during the fourth quarter of 2001.

      General and administrative expenses. General and administrative expenses of continuing operations were approximately $8.0 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively, including stock-based compensation totaling approximately $4.5 million and $11,000, respectively. The increase in these expenses, other than stock-based compensation, was primarily a result of an increased number of employees, an increase in corporate facility costs and an increase in depreciation expense on fixed assets.

      Interest income. Interest income, net of interest expense, totaled approximately $5.9 million for the year ended December 31, 2000, as compared to approximately $165,000 for the year ended December 31, 1999. The increase in interest income in 2000 is due to the increase in the average cash balances we held at banking and financial institutions from the sale of common stock in our initial public offering, which was closed in March 2000, and previous sales of convertible preferred stock sold in private offerings.

Discontinued Operations

      From our inception through 2001, we experienced operating losses as a result of selling our Internet appliance at a significant loss, trying to build and support our Internet service offering for our Internet appliance customers, trying to expand our customer base and ultimately winding this business down. In November 2000, we began shifting our business model to focus on providing an offering for information systems and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. We reduced our headcount by 93 employees, or approximately 38%, primarily in the consumer sales and marketing departments and in administration. In January 2001, we announced our decision to discontinue our Internet appliance and service business. At that time, we terminated all marketing and sales efforts related to our consumer Internet appliance and service business, although we continued to service customers who had previously purchased an Internet appliance from us. In February 2001, we reduced our headcount by an additional 76 employees, and certain members of senior management who were dedicated to the consumer Internet offering resigned.

      Net loss from our discontinued Internet appliance and service business totaled approximately $8.8 million, $135.8 million and $23.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The net loss from discontinued operations for the year ended December 31, 2001 includes a reserve established for estimated future net losses to be incurred relating to the discontinued business. As of December 31, 2001, we have accrued approximately $3.8 million for costs estimated to be incurred beyond December 31, 2001, consisting primarily of approximately $2.7 million relating to lease facility costs of which approximately $850,000 was accrued in the fourth quarter of 2001 due to continued deterioration in the commercial real estate market where the facility is located, and approximately $700,000 relating to estimated legal fees and expenses.

      We have continuing material commitments under certain contracts related to this discontinued business, including approximately $3.6 million under a facility lease expiring in 2005.

Stock-Based Compensation

      We expensed stock-based compensation of approximately $936,000, $5.2 million and $23,000 in 2001, 2000 and 1999, respectively. Stock-based compensation expense relates to our granting of stock options in 1999 and 2000 with exercise prices below the estimated fair value of the underlying stock at the date of grant, and to the grant of shares of restricted common stock under our employee stock option plan in 2001 in exchange for certain outstanding stock options. We have remaining deferred stock-based compensation of approximately $2.0 million, which will be amortized over the applicable vesting period of the outstanding options.

      During 2001, we reserved for issuance a total of 101,076 shares of restricted common stock under our employee stock option and restricted stock plan as a result of the exchange of those shares of restricted common stock for certain of our outstanding options. The shares of restricted common stock will vest over various increments, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent shares of restricted common stock are not then fully vested, one-third of such shares will immediately vest. We recorded deferred stock-based compensation of approximately $670,000 in 2001 in connection with the grant of the restricted common stock, which is the aggregate fair market value of those shares of common stock on the date of grant. As of December 31, 2001, 59,737 of the shares of restricted common stock reserved for issuance had been forfeited upon the termination or resignation of the holders of those shares, and those shares are now available for future grants under the plan.

Liquidity and Capital Resources

      From inception in January 1999 through December 31, 2001, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230.0 million. As of December 31, 2001, we had approximately $42.3 million in cash, cash equivalents and short-term investments, compared to approximately $68.1 million at December 31, 2000 and $9.6 million at December 31, 1999. Although we have taken steps to decrease our operating expenses, our business plan will require significant capital to fund operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations. We estimate that we have adequate cash to meet our needs for the next 12 months. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

      In the year ended December 31, 2001, our working capital decreased by approximately $16.8 million, to $37.6 million as of December 31, 2001 from approximately $54.4 million as of December 31, 2000. The decrease in working capital is primarily the result of losses incurred in both our continuing and discontinued operations during the year. By comparison, in the year ended December 31, 2000, working capital increased by approximately $49.8 million, from $4.6 million as of December 31, 1999. That increase in working capital is primarily the result of approximately $193.0 million we received from the private and public sale of our common and preferred stock, including approximately $132.7 million of net proceeds from the sale of 533,334 shares of common stock in our initial public offering on March 17, 2000, during the year ended December 31, 2000.

      Net cash used in continuing operating activities was approximately $28.0 million for the year ended December 31, 2001, compared to net cash provided of approximately $7.8 million for the year ended December 31, 2000. The decrease in cash provided by operating activities is primarily the result of increased operating losses and a reduction of accounts payable and accrued liabilities of approximately $12.3 million during the year, compared with an increase in accounts payable and accrued liabilities of approximately $9.7 million during the same period in 2000. Net cash provided by continuing operating activities was approximately $1.2 million for the year ended December 31, 1999.

      Net cash provided by investing activities was approximately $30.9 million for the year ended December 31, 2001. Net cash used in investing activities was approximately $46.6 million and $536,000 for the years ended December 31, 2000 and 1999, respectively. Cash provided by, or used in, investing activities consists of the net result of the purchase of property and equipment and the purchase or sale of certain investment securities.

      Net cash used in financing activities was approximately $91,000 for the year ended December 31, 2001, compared to net cash provided by financing activities of approximately $190.5 million for the year ended December 31, 2000. The $190.5 million provided during the year ended December 31, 2000 includes approximately $132.7 million of net proceeds from the sale of 533,334 shares of our common stock in our initial public offering and approximately $58.9 million of net proceeds from the private sale of shares of our preferred stock.

      Net cash provided by discontinued operations was approximately $2.9 million for the year ended December 31, 2001, as compared to cash used of approximately $133.8 million for the year ended December 31, 2000. The cash provided by discontinued operations during 2001 is primarily due to the receipt of approximately $7.9 million in payments under the agreement for the transfer of our service obligations relating to most of our former Internet appliance customers.

      Future payments due under lease obligations as of December 31, 2001:

                                                            Operating
 Years ended December 31:                                     Leases

 2002.................................................      $1,970,444
 2003.................................................       1,811,055
 2004.................................................       1,793,129
 2005.................................................         673,407
                                                          ------------

 Total lease payments.................................      $6,248,035
                                                          ============

Change in Fiscal Year

      On January 24, 2002, our Board of Directors adopted a new fiscal year end. Our new fiscal year will end on January 31, beginning with the fiscal year ending January 31, 2003. Information covering the transition period from January 1, 2002 to January 31, 2002 will be included in our quarterly report on Form 10-Q for the quarterly period ending April 30, 2002, the first quarterly report of our newly adopted fiscal year. The separate audited financial statements required for the transition period will be included in our annual report on Form 10-K for the fiscal year ending January 31, 2003.

Recently Issued Accounting Standards

      In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We do not expect the adoption of either SFAS No. 141 or 142 to have a significant impact on our financial condition or results of operation.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We limit our interest rate risks by placing our marketable securities investments with high quality issuers, principally the United States government, and corporate debt securities with terms of less than one year. We do not expect any material losses from our marketable securities investments and believe that our interest rate exposure is modest. We do not currently have, or hedge against, foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Operating Results (Unaudited)

                                                                     Three Months Ended
                               ====================================================================================================
                               December    September                           December     September
                                  31,         30,      June 30,   March 31,       31,          30,        June 30,      March 31,
                                  2001       2001        2001       2001         2000          2000         2000          2000
                               =========  ========== =========== ==========   ==========   =========== =============   ============
Statement of Operations
and Other Data:
Income/(loss) from
continuing
   operations (net of
beneficial
   conversion)............  $(6,712,438) $(5,081,542) $(3,740,916) $(3,283,628) $(2,566,918) $    (90,535) $   285,843 $(47,855,227)
Loss from discontinued
   operations.............     (850,000)         --    (2,090,700)  (5,897,206) (16,899,399)  (41,792,012) (41,216,370) (35,919,918)
Net loss..................   (7,562,438)  (5,081,542)  (5,831,616)  (9,180,834) (19,466,317)  (41,882,547) (40,930,527) (83,775,145)
Net loss per share .......        (1.87)       (1.26)       (1.45)       (2.27)       (4.83)       (10.39)       (9.62)      (24.40)
Shares used in per share
   calculation............    4,045,986    4,044,447    4,042,216    4,039,037    4,032,986     4,029,465    4,255,407    3,433,291

      In the first quarter of 2001, the Company decided to exit the consumer Internet appliance and service business and reflected this business as a discontinued operation. All prior periods were restated.

      We believe that you should not rely upon period-to-period comparisons of our financial results as an indication of future performance. Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and results of operations could fluctuate significantly quarter to quarter and year to year.

      The financial statements and supplementary data required by this item are set forth in Item 14(a)(1) and begin at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to our proxy statement for the May 23, 2002 Annual Meeting of Stockholders under the caption "Management-Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference to our proxy statement for the May 23, 2002 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information," provided that the Performance Graph and the Compensation Committee Report on Executive Compensation expressly are not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to our proxy statement for the May 23, 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to our proxy statement for the May 23, 2002 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

      (1)   Financial Statements:                                                                       Page
                                                                                                        ----
            Independent Auditors' Report..........................................................      F - 2

            Balance Sheets as of December 31, 2001 and 2000.......................................      F - 3

            Statements of Operations for the years ended December 31, 2001 and 2000, and the period from January 12, 1999 (inception)
            through December 31, 1999.............................................................      F - 4

            Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000, and the period from January 12, 1999 (inception)
            through December 31, 1999.............................................................      F - 5

            Statements of Cash Flows for the years ended December 31, 2001 and 2000, and the period from January 12, 1999 (inception)
            through December 31, 1999.............................................................      F - 6

            Notes to Financial Statements.........................................................      F - 7

      (2)   Financial Statement Schedules:

            All schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

      (3)   Management Contract or Compensatory Plan:

            See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan:
            Exhibits 10.4 through 10.12.

(b)   Reports on Form 8-K:

      No reports on Form 8-K have been filed during the last quarter of the fiscal year for which this report is filed.

(c)   Exhibits:

      See Index to Exhibits.

(d)   Schedules:

      See financial statements and the accompanying notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TIPPINGPOINT TECHNOLOGIES, INC.

                               By:     /s/ JOHN F. MCHALE
                                       -----------------------------------------
                                       John F. McHale
                                       Chairman of the Board and Chief Executive
                                       Officer

Date:  March 25, 2002
                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John F. McHale and James E. Cahill, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                                             TITLE                       DATE
-------------------------------------            -------------------------------    -----------------
/s/  JOHN F. MCHALE                                  Chairman of the Board           March 25, 2002
-------------------------------------             and Chief Executive Officer
John F. McHale                                    (Principal Executive Officer)

/s/  JAMES E. CAHILL                                      Vice President,            March 25, 2002
-------------------------------------                Chief Financial Officer,
James E. Cahill                                        General Counsel and
                                                        Secretary (Principal
                                                       Financial Officer and
                                                        Accounting Officer)

/s/  MICHAEL R. CORBOY                                      Director                 March 25, 2002
-------------------------------------
Michael R. Corboy

/s/  GRANT A. DOVE                                          Director                 March 25, 2002
-------------------------------------
Grant A. Dove

/s/  SANDRA ENGLAND                                         Director                 March 25, 2002
-------------------------------------
Sandra England

/s/  DAVID S. LUNDEEN                                       Director                 March 25, 2002
-------------------------------------
David S. Lundeen

/s/  KIP MCCLANAHAN                                         Director                 March 25, 2002
-------------------------------------
Kip McClanahan

/s/  THOMAS J. MEREDITH                                     Director                 March 25, 2002
-------------------------------------
Thomas J. Meredith

/s/  PAUL S. ZITO                                           Director                 March 25, 2002
-------------------------------------
Paul S. Zito

                               INDEX TO EXHIBITS

   Exhibit
   Number        Description
   -------       -----------

   3.1*          Restated Certificate of Incorporation of Registrant.

   3.2**         Bylaws of Registrant.

   4.1           Specimen Certificate for Common Stock.

   4.2** Amended and Restated Rights Agreement among Registrant and Watershed Capital L.L.P. and John F. McHale dated as of December 3, 1999.

   4.3** Amended and Restated Series D and Series E Rights Agreement among Registrant and the purchasers of Series D and Series E preferred stock dated February 7, 2000.

   10.1** Office Lease by and between Registrant and SV Bull Creek Limited Partnership dated February 16, 2000.

   10.2*** Facility Lease by and between Hub Properties Trust and Registrant, dated May 30, 2000.

   10.3**** Acquisition Agreement dated February 1, 2001 by and between Registrant and EarthLink, Inc.

   10.4 Registrant's Third Amended and Restated 1999 Stock Option and Restricted Stock Plan.

   10.5**        Registrant's 2000 Employee Stock Purchase Plan.

   10.6** Form of Indemnity Agreement between Registrant and its Directors and Officers.

   10.7*****     Employment Agreement by and between Francis S. Webster III and
                 Registrant dated as of August 22, 2000.

   10.8 Employment Agreement by and between James E. Cahill and Registrant dated as of March 1, 2001.

   10.9 Promissory Note of James E. Cahill payable to the Registrant dated November 8, 1999.

   10.10 Pledge Agreement by and between James E. Cahill and the Registrant dated November 8, 1999.

   10.11 Promissory Note of Craig Cantrell payable to the Registrant dated June 30, 1999.

   10.12 Pledge Agreement by and between Craig Cantrell and the Registrant dated June 30, 1999.

   21            There are no principal subsidiaries of Registrant.

   23            Consent of KPMG LLP.

-------------------

* Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2001.

** Incorporated herein by reference to Registrant's Registration Statement on Form S-1, as amended, filed with the Commission on December 23, 1999.

*** Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

**** Incorporated herein by reference to Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2001.

***** Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2000.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report....................................................................................F-2

Balance Sheets as of December 31, 2001 and 2000.................................................................F-3

Statements of Operations for the years ended December 31, 2001 and 2000 and the period from January 12, 1999 (inception) through December 31,1999.......................................F-4

Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 and the period from January 12, 1999 (inception) through December 31, 1999......................................F-5

Statements of Cash Flows for the years ended December 31, 2001 and 2000 and the period from January 12, 1999 (inception) through December 31, 1999......................................F-6

Notes to Financial Statements...................................................................................F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
TippingPoint Technologies, Inc.:

      We have audited the accompanying balance sheets of TippingPoint Technologies, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and the period from January 12, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TippingPoint Technologies, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from January 12, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ KPMG LLP

Austin, Texas
March 15, 2002

                         TIPPINGPOINT TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                    December 31,
                         ASSETS                                 2001             2000
                                                           -------------    -------------
Current assets:
     Cash and cash equivalents .........................   $  32,995,489    $  27,352,409
     Short-term investments ............................       9,302,262       40,771,209
     Prepaid expenses ..................................         338,918          290,583
     Assets held for sale ..............................         290,695               --
     Other .............................................         270,000          627,357
                                                           -------------    -------------

         Total current assets ..........................      43,197,364       69,041,558
                                                           -------------    -------------

Property and equipment, net ............................       5,669,136        6,774,182
Net assets from discontinued operations ................         375,000        8,195,579
Other ..................................................       1,841,738        2,309,277
                                                           -------------    -------------

                                                           $  51,083,238    $  86,320,596
                                                           =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ............................   $     138,127    $   1,284,948
     Accrued liabilities ...............................       5,478,881       12,694,205
     Current portion of capital lease obligations ......              --          637,873
                                                           -------------    -------------
         Total current liabilities .....................       5,617,008       14,617,026

     Other liabilities .................................         535,480          688,480

         Total liabilities .............................       6,152,488       15,305,506
                                                           -------------    -------------
Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; 250,000,000 shares
     authorized; 4,046,040 shares issued and outstanding
     in 2001 and 4,032,985 shares issued and outstanding
     in 2000 ...........................................          40,460           40,330
Additional paid-in capital .............................     304,779,058      311,873,513
Deferred stock-based compensation ......................      (2,002,515)     (10,081,501)
Stockholder notes receivable ...........................        (652,800)        (652,800)
Accumulated other comprehensive gain (loss) ............           5,329         (582,100)
Accumulated deficit ....................................    (257,238,782)    (229,582,352)
                                                           -------------    -------------

     Total stockholders' equity ........................      44,930,750       71,015,090
                                                           -------------    -------------

                                                           $  51,083,238    $  86,320,596
                                                           =============    =============

                 See accompanying notes to financial statements.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                                                       Period from
                                                                                    January 12, 1999
                                                                                        (Inception)
                                                               Year ended                 through
                                                               December 31,             December 31,
                                                          2001             2000             1999
                                                      ------------    -------------    ------------
Operating expenses:
   Research and development .......................   $ 13,360,553    $   6,040,280    $  1,892,434
   Sales and marketing ............................        548,508               --              --
   General and administrative .....................      6,601,677        8,025,508       1,751,591
   Writedown of assets held for sale ..............        937,208               --              --
                                                      ------------    -------------    ------------

       Total operating expenses ...................     21,447,946       14,065,788       3,644,025
                                                      ------------    -------------    ------------

       Operating loss .............................    (21,447,946)     (14,065,788)     (3,644,025)

Interest income, net ..............................      2,629,422        5,928,213         164,843
                                                      ------------    -------------    ------------

   Loss from continuing operations ................    (18,818,524)      (8,137,575)     (3,479,182)

   Loss from discontinued operations ..............     (8,837,906)    (135,827,699)    (23,806,513)
                                                      ------------    -------------    ------------

       Net loss ...................................    (27,656,430)    (143,965,274)    (27,285,695)
                                                      ============    =============    ============
   Per share data:
       Net loss ...................................    (27,656,430)    (143,965,274)    (27,285,695)
                                                      ------------    -------------    ------------

       Effect of beneficial conversion feature of
       convertible preferred stock ................             --      (42,089,262)    (16,242,121)
                                                      ------------    -------------    ------------
       Net loss applicable to common stock ........   $(27,656,430)   $(186,054,536)   $(43,527,816)
                                                      ============    =============    ============
       Net basic and diluted loss from continuing
       operations (net of effect of beneficial
       conversion feature of convertible preferred
       stock) per common share ....................   $      (4.65)   $      (14.57)   $     (18.98)
       Net basic and diluted loss from discontinued
       operations per common share ................          (2.19)          (39.40)         (22.91)
                                                      ------------    -------------    ------------

       Net basic and diluted loss per common share    $      (6.84)   $      (53.97)   $     (41.88)
                                                      ============    =============    ============

Weighted average common shares outstanding ........      4,042,923        3,447,011       1,039,228
                                                      ============    =============    ============

                 See accompanying notes to financial statements.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                               Convertible                     Common             Additional
                             preferred stock                   stock                paid-in
                         Shares           Amount        Shares        Amount        capital
                         ------           ------        ------        ------        -------
Balances at
  inception....               --        $       --            --    $     --     $         --
Issuance of
  common stock.               --                --     1,524,675      15,247        7,199,458
Repurchase of
  common stock.               --                --      (265,404)     (2,654)         (63,697)
Exercise of
  common stock
  options......               --                --         1,200          12            3,408
Issuance of
  preferred stock        841,981        29,492,885            --          --               --
Beneficial
  conversion
  feature on
  convertible
  preferred stock             --                --            --          --       16,242,121
Deferred
  stock--based
  compensation.               --                --            --          --       14,318,861
Amortization of
  deferred
  stock--based
  compensation.               --                --            --          --               --
Issuance of
  warrants to
  purchase shares
  of common stock             --                --            --          --        4,225,321
Net loss.......          841,981                --            --          --               --
                      ----------      ------------    ----------    --------     ------------
Balances at
  December 31,
  1999.........               --        29,492,885     1,260,471      12,605       41,925,472
                      ----------      ------------    ----------    --------     ------------
Issuance of
  common stock.               --                --       533,333       5,333      132,716,922
Exercise of
  common stock
  options......               --                --        17,633         176          772,794
Issuance of
  preferred stock      2,557,675        60,873,637            --          --               --
Conversion of
  preferred stock     (3,399,656)      (90,366,522)    2,195,497      21,955       90,344,567
Deferred
  stock--based
  compensation.               --                --            --          --       28,636,110
Amortization of
  deferred
  stock--based
  compensation.               --                --            --          --               --
Beneficial
  conversion
  feature on
  convertible
  preferred stock             --                --            --          --       42,089,262
Exercise of
  warrants to
  purchase shares
  of common stock             --                --        26,051         261          624,839
Collection of
  stockholder
  notes receivable            --                --            --          --               --
Forfeitures due
  to employee
  terminations.               --                --            --          --      (25,236,453)
Comprehensive
  loss:
  Net loss.....               --                --            --          --               --
  Unrealized
  investment
    loss.......               --                --            --          --               --
  Total
  comprehensive
  loss.........               --                --            --          --               --
                      ----------      ------------    ----------    --------     ------------
Balances at
  December 31,
  2000.........               --                --     4,032,985      40,330      311,873,513
                      ----------      ------------    ----------    --------     ------------
Issuance of
  common stock.               --                --         5,180          51           33,096
Exercise of
  common stock
  options......               --                --         7,875          79           32,605
Deferred
  stock--based
  compensation.               --                --            --          --          672,580
Amortization of
  deferred
  stock--based
  compensation.               --                --            --          --               --
Forfeitures due
  to employee
  terminations.               --                --            --          --       (7,832,736)
Comprehensive
  loss:
  Net loss.....               --                --            --          --               --
  Unrealized
  investment
    (loss)/gain               --                --            --          --               --
  Total
  comprehensive
  loss.........               --                --            --          --               --
                      ----------      ------------    ----------    --------     ------------
Balances at
  December 31,
  2001.........               --                --     4,046,040    $ 40,460     $304,779,058
                      ==========      ============    ==========    ========     ============

                                                       Other
                           Deferred    Stockholder  comprehensive                    Total
                         stock-based      notes        Income      Accumulated    stockholders'
                         compensation   receivable     (loss)        deficit         equity
                         ------------  -----------  -------------   -----------   -------------
Balances at
  inception....          $         --  $       --   $          --  $          --  $          --
Issuance of
  common stock.                    --    (892,800)             --             --      6,321,905
Repurchase of
  common stock.                    --      71,351              --             --          5,000
Exercise of
  common stock
  options......                    --          --              --             --          3,420
Issuance of
  preferred stock                  --          --              --             --     29,492,885
Beneficial
  conversion
  feature on
  convertible
  preferred stock                  --          --              --    (16,242,121)            --
Deferred
  stock--based
  compensation.           (14,318,861)         --              --             --             --
Amortization of
  deferred
  stock--based
  compensation.               154,250          --              --             --        154,250
Issuance of
  warrants to
  purchase shares
  of common stock                  --          --              --             --     4,225,321
Net loss.......                    --          --              --    (27,285,695)  (27,285,695)
                         ------------  ----------   -------------  -------------  -------------
Balances at
  December 31,
  1999.........           (14,164,611)   (821,449)             --    (43,527,816)    12,917,086
                         ------------  ----------   -------------  -------------  -------------
Issuance of
  common stock.                    --          --              --             --    132,722,255
Exercise of
  common stock
  options......                    --          --              --             --        772,970
Issuance of
  preferred stock                  --          --              --             --     60,873,637
Conversion of
  preferred stock                  --          --              --             --             --
Deferred
  stock--based
  compensation.           (28,636,110)         --              --             --             --
Amortization of
  deferred
  stock--based
  compensation.             7,482,767          --              --             --      7,482,767
Beneficial
  conversion
  feature on
  convertible
  preferred stock                  --          --              --    (42,089,262)            --
Exercise of
  warrants to
  purchase shares
  of common stock                  --          --              --             --        625,100
Collection of
  stockholder
  notes receivable                 --     168,649              --             --        168,649
Forfeitures due
  to employee
  terminations.            25,236,453          --              --             --             --
Comprehensive
  loss:
  Net loss.....                    --          --              --   (143,965,274)  (143,965,274)
  Unrealized
  investment
    loss.......                    --          --        (582,100)            --       (582,100)
  Total                                                                           -------------
  comprehensive
  loss.........                    --          --              --             --   (144,547,374)
                         ------------  ----------   -------------  -------------  -------------
Balances at
  December 31,
  2000.........           (10,081,501)  ( 652,800)       (582,100)  (229,582,352)    71,015,090
                         ------------  ----------   -------------  -------------  -------------
Issuance of
  common stock.                    --          --              --             --         33,147
Exercise of
  common stock
  options......                    --          --              --             --         32,684
Deferred
  stock--based
  compensation.              (672,580)         --              --             --             --
Amortization of
  deferred
  stock--based
  compensation.               918,830          --              --             --        918,830
Forfeitures due
  to employee
  terminations.             7,832,736          --              --             --             --
Comprehensive
  loss:
  Net loss.....                    --          --              --    (27,656,430)   (27,656,430)
  Unrealized
  investment
    (loss)/gain                    --          --         587,429             --        587,429
                                                                                  -------------
  Total
  comprehensive
  loss.........                   --           --              --             --    (27,069,001)
                         ------------  ----------   -------------  -------------  -------------
Balances at
  December 31,
  2001.........          $ (2,002,515) $ (652,800)  $       5,329  $(257,238,782) $  44,930,750
                         ============  ==========   =============  =============  =============

                 See accompanying notes to financial statements.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                 Period from
                                                                                                 January 12,
                                                                           Year               1999 (Inception)
                                                                           ended                   through
                                                                         December 31,            December 31,
                                                                      2000          2001            1999
                                                                 -------------  -------------   ------------
Cash flows from continuing operating activities:
     Loss from continuing operations ..........................  $(18,818,524)  $  (8,137,575)  $ (3,479,182)
     Adjustments to reconcile loss from continuing operations
         to net cash provided by (used in) continuing
         operating activities:
         Depreciation and amortization ........................     2,936,148       2,090,887        552,639
         Accretion of investment securities ...................    (1,989,804)       (784,268)            --
         Stock-based compensation expense .....................       935,834       5,211,790        633,097
         Loss on sale of fixed assets .........................        28,840              --             --
         Writedown of assets ..................................       937,208              --             --
         Changes in operating assets and liabilities:
              Prepaid expenses ................................       (48,336)       (290,583)            --
              Other ...........................................       343,387           6,049       (199,408)
              Accounts payable, accrued liabilities and
              other non-current liabilities ...................   (12,311,310)      9,667,747      3,671,961
                                                                 ------------   -------------   ------------

     Net cash provided by (used in) continuing operating
         activities ...........................................   (27,986,557)      7,764,047      1,179,107
                                                                 ------------   -------------   ------------

Cash flows from investing activities:
     Purchases of property and equipment ......................    (3,190,089)     (6,060,208)      (536,005)
     Purchases of investment securities .......................   (45,917,026)   (127,927,056)            --
     Investment securities sold ...............................     4,942,639      35,968,671             --
     Investment securities matured ............................    75,020,568      51,389,332             --
                                                                 ------------   -------------   ------------
     Net cash provided by (used in) investing activities ......    30,856,092     (46,629,261)      (536,005)
                                                                 ------------   -------------   ------------
Cash flows from financing activities:
     Decrease (increase) in restricted cash related to
     capital Leases ...........................................       481,511      (1,716,752)      (445,231)
     Principal payments on capital lease obligations ..........      (637,873)       (952,650)      (348,664)
     Principal payments on note payable .......................            --              --       (220,546)
     Proceeds from issuance of common stock ...................        33,147     132,722,255      5,936,905
     Proceeds from exercise of stock options and warrants .....        32,684       1,398,070          3,420
     Proceeds from issuance of preferred stock, net ...........            --      58,873,637     29,492,885
     Collection of stockholder notes receivable ...............            --         168,649             --
     Deposit received on Series D preferred stock .............            --              --      2,000,000
     Payment of deferred offering costs .......................            --              --        (36,900)
                                                                 ------------   -------------   ------------

     Net cash provided by (used in) financing activities ......       (90,531)    190,493,209     36,381,869
                                                                 ------------   -------------   ------------

Cash provided by (used in) discontinued operations ............     2,864,076    (133,838,948)   (27,461,609)
                                                                 ------------   -------------   ------------

Net increase in cash and cash equivalents .....................     5,643,080      17,789,047      9,563,362
                                                                 ------------   -------------   ------------

Cash and cash equivalents at beginning of period ..............    27,352,409       9,563,362             --
                                                                 ------------   -------------   ------------

Cash and cash equivalents at end of period ....................    32,995,489      27,352,409      9,563,362
                                                                 ============   =============   ============

Short-term investments ........................................     9,302,262      40,771,209             --
                                                                 ============   =============   ============

Cash, cash equivalents and short-term investments .............    42,297,751      68,123,618      9,563,362
                                                                 ============   =============   ============

Supplemental disclosure:
     Interest paid during period ..............................        37,007         199,281        139,918
Supplemental disclosure of noncash investing and financing
  activities:
     Acquisition of computer equipment through capital leases .            --              --      1,939,187
     Issuance of common stock for notes receivable ............            --              --        821,449
     Accrual of deferred offering costs .......................            --              --        445,613

                 See accompanying notes to financial statements.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

      Currently, the Company is developing a network security offering that will include hardware and software designed to enable enterprises, government entities and service providers to prevent unauthorized intrusion into their information systems and networks. The development of this offering is being funded initially by the Company's existing capital. As a result of this shift in business model, the Company expects to report significant operating losses through at least the end of its fiscal year ending January 31, 2003. There can be no assurance that the Company will ever achieve positive cash flow from its operations and faces numerous risks associated with this business.

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

      To date, the Company has funded its activities primarily through private equity offerings, which have included sales of its common stock and preferred stock, and its initial public offering of its common stock on March 17, 2000. In the future, the Company expects to seek additional funding through private or public equity offerings, credit facilities or other financing arrangements, at least until such time as it achieves positive cash flow from operations. However, there can be no assurance that such financing will be available or that positive operating cash flows will ever be achieved.

(2)   Summary of Significant Accounting Policies

(a)   Cash Equivalents and Short-Term Investments

      For purposes of the statement of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. At December 31, 2001, the Company's cash equivalents consisted of investment grade commercial paper, money market funds and federal agency securities.

      Short-term investments consist primarily of investments in commercial paper and federal agency securities with original maturities greater than ninety days and less than one year. Available-for-sale securities are carried at their estimated fair market value based on current market quotes. The Company classifies these investments as available-for-sale and has recognized a $587,429 unrealized gain in the value of those investments as a component of the Company's comprehensive income for the period ending December 31, 2001. At December 31, 2001 and 2000, short-term investments consist of the following:

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                              2001          2000
                           ----------  ------------
Average cost ............  $9,296,933  $ 41,353,309
Unrealized gains (losses)       5,329      (582,100)
                           ----------  ------------
Fair value ..............  $9,302,262  $ 40,771,209
                           ==========  ============

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

      The Company leases certain of its data communication and other equipment under capital lease agreements. The assets under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under lease. Assets under capital lease are depreciated over the lesser of their estimated useful lives of three to five years or the term of the lease.

(c)   Revenue Recognition

      With respect to the Company's discontinued consumer Internet appliance and service business (See Note 3), subscription revenue was recognized ratably over the applicable period. Subscriptions to the Internet service were available on a monthly, semi-annual and annual basis and were generally charged to customers' credit cards in advance on a monthly basis.

(d)   Advertising Costs

      With respect to the Company's discontinued consumer Internet appliance and service business (See Note 3), production costs were expensed as incurred and communication costs were expensed the first time the ad was run. Advertising costs approximated $30.5 million and $5.7 million for the year ended December 31, 2000 and the period from January 12, 1999 (inception) through December 31, 1999 ("the year ended December 31, 1999"), respectively. During 2001, the Company did not incur any advertising costs.

(e)   Fair Value of Financial Instruments

      The Company's financial instruments, including cash equivalents, accounts payable and accrued liabilities, are carried at historical cost which approximate their fair value because of the short-term maturity of these instruments.

(f)   Impairment of Long-Lived Assets

      Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell. During 2001, the Company

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

determined that certain of its held assets were impaired principally as a result of the change in the Company's business model. As a result, during 2001, the Company recorded a loss of approximately $937,000 related to those assets. This amount is shown in writedown of assets held for sale in the accompanying 2001 statement of operations. In determining the fair value of the assets held for sale, the Company utilized recent offers and bids on the equipment, as well as estimated values of like equipment obtained from third party sources. In accordance with the provisions of SFAS No. 121, the assets included in assets held for sale will not be depreciated commencing January 1, 2002.

(g)   Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)   Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles in the United States of America. The most significant estimates and assumptions relate to accruals for discontinued operations, deferred taxes, litigation and carrying values of assets held for sale. Actual results could differ from those estimates.

(i)   Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The disclosure option of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires that companies that do not choose to account for stock-based compensation as prescribed by this Statement must disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

(j)   Comprehensive Income

      In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company includes all changes in equity during a period except those resulting from investments by and distributions to owners as a component of other comprehensive income. For the period ended December 31, 1999, there were no components of comprehensive income other than the net loss. For the years ended December 31, 2001 and 2000, comprehensive income includes an unrealized gain of $587,429 and an unrealized loss on available-for-sale securities of $582,100, respectively.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(k)   Reclassifications

      Certain amounts in prior years have been reclassified to conform to current year presentation.

(3)   Discontinued Operations

      The Company experienced operating losses since inception through 2001 as a result of selling its Internet appliance at a significant loss; trying to build and support its Internet service offering for Internet appliance customers; expanding its subscriber base and ultimately winding this business down.

      In November 2000, the Company began shifting its business model to focus on providing an offering for information systems and away from its consumer Internet offering. In connection with this shift in focus, the Company restructured its operations. In February 2001, the Company entered into an agreement with EarthLink, Inc. for the transfer of its service obligations relating to most of its existing customers and approximately 50,000 of the Company's customers were transferred to EarthLink's service on March 12, 2001. The Company ceased providing any Internet access service to its remaining customers in June 2001. In December 2001, any obligation for the Company to continue providing support services for other Internet service providers expired. Effective January 1, 2002, EarthLink began operating the Internet portal for their customers who had been using the Company's portal. In general, the Company has exited its consumer-focused business entirely, but continues to have certain obligations, contingencies and potential liabilities relating to this business.

      The Company recognized a net loss of approximately $8.8 million in 2001 upon the disposition of the Internet appliance and service business. As of December 31, 2001, the Company had net assets from discontinued operations of $375,000, which represents the remaining payments to be received from EarthLink. As of December 31, 2001, the Company had accrued approximately $3.8 million for costs estimated to be incurred beyond December 31, 2001, consisting primarily of approximately $2.7 million relating to lease facility costs of which approximately $850,000 was accrued in the fourth quarter of 2001 due to continued deterioration in the commercial real estate market where the facility is located, and approximately $700,000 relating to estimated legal fees and expenses. The accrued costs have been recorded within the Company's continuing operations accrued liabilities as they will be paid out of the assets of the Company. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss accordingly.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

      Operating results of the discontinued Internet appliance and service business are as follows for the years ended 2001, 2000 and 1999:

                                                          2001                 2000                 1999
                                                   ------------------   ------------------   ---------------
Subscription revenue.............................   $    2,878,489      $      8,868,639     $        25,716
Cost of subscription revenue.....................       (4,222,265)         (25,104,867)          (1,253,799)
Income (loss) on appliance and other peripheral
   sales.........................................           37,354          (28,835,498)          (1,678,814)
Writedown of inventory...........................                -          (13,814,527)                   -
Losses on purchase commitment ...................                -           (6,340,830)                   -
Stock-based compensation.........................           11,900           (2,295,754)                   -
Sales and marketing..............................       (1,189,193)         (49,223,220)         (14,069,426)
General and administrative.......................         (429,909)         (12,401,621)          (2,253,921)
Research and development.........................         (343,482)          (5,602,001)          (4,576,269)
Reserve for future estimated losses..............       (2,200,000)                   -                    -

Restructuring charge.............................       (3,380,800)           (1,078,020)                  -
                                                     --------------     -----------------      --------------
Loss from discontinued operations................     $ (8,837,906)      $ (135,827,699)       $ (23,806,513)
                                                      =============      ================      ==============

      On October 25, 2000, the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by consolidating facilities and reducing the Company's workforce by 93 employees, or approximately 38%. As a result, the Company recorded a restructuring charge of approximately $1.1 million in the fourth quarter of 2000, primarily consisting of costs associated with closing of facilities and employee severance and benefits, of which approximately $596,000 was accrued at December 31, 2000. The Company recorded approximately $3.4 million of additional restructuring charges during 2001, relating to a leased facility that the Company is not utilizing. The following table provides a summary of the charges, by category, and changes in this restructuring accrual for the year ended December 31, 2001:

                          Accrual at                                Accrual at
                         December 31, Expensed in  Cash payments in December 31,
                            2001         2001           2001          2000
                         ----------  ------------  ---------------- ------------
Lease termination costs  $2,734,607    $3,380,800    $  (939,593)    $293,400
Employee severance ....          --            --       (262,777)     262,777
Other .................          --            --        (39,384)      39,384
                         ----------  ------------  ---------------- ------------
Total .................  $2,734,607    $3,380,800    $(1,241,754)    $595,561
                         ----------  ------------  ---------------- ------------

      All employees terminated in the restructuring received severance equal to 60 days of compensation plus $1,000 if they executed a release of claims against the Company. The reduction in workforce included 93 employees in sales and marketing, technical support, network operations and the general and administrative groups.

      In January 2001, the Company's Board of Directors adopted a new business strategy for the Company, which resulted in additional reductions in the Company's workforce, totaling 76 employees in sales and marketing, technical support, network operations and the general and administrative groups. All employees terminated in the reduction in workforce received severance payments equal to 60 days of salary, plus $1,000 if they executed a release of claims against the Company. As a result, the Company incurred approximately $933,000 of severance costs.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Warrants

      On December 22, 1999, the Company entered into a nonbinding Memorandum of Understanding ("MOU") with U S WEST !nterprise Networking Services ("U S WEST") to form a strategic alliance for the distribution of the Company's Internet appliance. As consideration for signing the MOU, the Company granted to U S West for $5,000 an immediately exercisable warrant to purchase 40,000 shares of the Company's common stock at $100.05 per share. The exercise price of the warrant is subject to adjustment under certain conditions, and expires on December 31, 2003. The fair value of the warrant on the measurement date was $4,126,544, which has been recognized as sales and marketing expense as a component of the loss from discontinued operations for the period ended December 31, 1999 as there were no remaining performance obligations on behalf of the warrant holder. The fair value of the warrant was estimated using the Black-Scholes model using an assumed volatility of 50%, a risk-free interest rate of 6%, a weighted-average expected life of one year, and a dividend rate of 0%.

Writedown of Inventory and Loss on Purchase Commitment

      In September 1999, the Company entered into an agreement with Quanta Computer for Quanta to manufacture the Company's Internet appliance. Due to the Company's change in focus from its consumer Internet offering, the Company instructed Quanta to cease producing devices in September 2000. The early cancellation of this order with the manufacturer resulted in a $6.3 million settlement payment to Quanta. Additionally, during the third quarter of 2000, the Company recorded a $11.4 million charge to reduce inventory to the lower of cost or market and recorded a $2.4 million charge for loss on the remaining negotiated purchase commitment based on the settlement with Quanta.

Commitments

      During the first quarter of 2001, the Company entered into an agreement with AT&T Corp. that released the Company from its obligations to purchase Internet dialup services under a contract entered into in July 2000. The terms of this agreement required the Company to pay a $250,000 termination penalty, and committed the Company to purchasing an additional $750,000 of products and/or services from AT&T Corp. before March 1, 2002. As of December 31, 2001, the Company had a remaining commitment to purchase approximately $230,000 under the agreement.

      In July 2001, the Company entered into an agreement with Genuity Solutions, Inc. that released the Company from its obligations to purchase Internet dialup services under a contract entered into in July 2000. The terms of this agreement committed the Company to purchasing an aggregate of $2.0 million of products and/or services from Genuity before July 31, 2003. In February 2002, this agreement was amended to reduce that commitment to $500,000.

      The Company has continuing material commitments under certain contracts related to this discontinued business, including approximately $3.6 million under a facility lease expiring in 2005.

(4)   Net Loss Per Share

      Basic and diluted net loss per share are presented in conformity with SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128 and SEC Staff Accounting Bulletin No. 98, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options, warrants and convertible preferred stock are anti-dilutive. At December 31, 1999, potentially dilutive securities that were excluded from the calculation of loss per share because their effect was antidilutive were options to purchase 312,459 shares of common stock, warrants to purchase 56,376 shares of common stock and shares of preferred stock convertible into 1,683,962 shares of common stock. At December 31, 2000, potentially dilutive securities

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

that were excluded from the calculation of loss per share because their effect was antidilutive were options to purchase 570,005 shares of common stock and warrants to purchase 40,000 shares of common stock. At December 31, 2001, potentially dilutive securities that were excluded from the calculation of loss per share because their effect was antidilutive were 41,339 shares of restricted stock, options to purchase 533,112 shares of common stock and warrants to purchase 40,000 shares of common stock. Potential common shares consist of common shares issuable upon the exercise of stock options and warrants, and the lapsing of restrictions on shares of restricted common stock.

(5)   Property and Equipment

      Property and equipment as of December 31, 2001 and 2000 consists of:

                                                     2001          2000
                                                ------------   -----------
Computer equipment ...........................  $  5,563,135   $ 5,794,800
Furniture and fixtures .......................       820,633     1,009,850
Leasehold improvements .......................     2,164,713     1,854,368
Office and other equipment ...................       479,185       403,781
Software .....................................     1,376,190       354,909
                                                ------------   -----------
                                                  10,403,856     9,417,708
Less accumulated depreciation and amortization    (4,734,720)   (2,643,526)
                                                ------------   -----------
Net property and equipment ...................  $  5,669,136   $ 6,774,182
                                                ============   ===========

      The Company's depreciation expense on equipment used in continuing operations for the years ended December 31, 2001, 2000 and 1999 totaled approximately $2.9 million, $2.1 million and $553,000, respectively. Included in property and equipment at December 31, 2001 and 2000 are approximately $1.9 million related to equipment on capital lease. Accumulated depreciation for equipment under capital lease was approximately $1.9 million and $1.4 million at December 31, 2001 and 2000, respectively. Amortization of assets leased under capital lease arrangements is included in depreciation expense.

      During 2000, the Company acquired leasehold improvements on one of its facilities through a landlord lease allowance in the aggregate amount of $882,000. This amount is being amortized over the term of the facility lease.

(6)   Accrued Liabilities

Accrued liabilities as of December 31, 2001 and 2000 consists of the following:

                                   2001         2000
                               ----------  -----------
Payroll and employee benefits  $  570,387  $   704,376
Professional services .......   1,087,887           --
Outsourced technical support           --    1,409,718
Network usage ...............          --    4,113,042
Lease termination costs .....   2,734,607           --
Other .......................   1,086,000    6,467,069
                               ----------  -----------
Total .......................  $5,478,881  $12,694,205
                               ==========  ===========

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(7)   Notes Receivable

      In the year ended December 31, 1999, the Company issued shares of its common stock in exchange for promissory notes to five employees of the Company. The aggregate amount of the notes totaled $892,800. In conjunction with the resignation of one of the Company's founders, one of the notes was forgiven as part of the consideration for the repurchase of the founder's shares. During the year ended December 31, 2000, two of the notes receivable were paid in full. At December 31, 2001, the aggregate outstanding balance of principal and accrued interest of the two remaining notes receivable was $652,800. The notes are secured by the common stock, bear interest at 7% and mature in 2004. The notes have been reflected as a reduction of stockholders' equity on the accompanying balance sheet. The Company issued 20,000 shares of common stock to an employee at a price below the estimated fair value on the date of issuance and recognized $390,000 of expense that is included in general and administrative expenses for the period ended December 31, 1999.

(8)   Capital Stock

Common Stock

      In March 1999, the Company repurchased approximately 260,000 shares of its common stock from one of its original founders in exchange for cash of approximately $250,000 and a $221,000 note payable. The note payable bore interest at 7% per annum and was paid in December 1999. The repurchased shares were subsequently reissued to other stockholders. As the founder's shares were issued in exchange for a note receivable that was never paid, the subsequent repurchase of the shares, together with certain other costs related to the founder's separation from the Company, was accounted for as compensation expense. Such expense aggregated $472,000, and is included in general and administrative expenses for the period ended December 31, 1999.

      On February 6, 2000, the Board of Directors approved a reincorporation of the Company in the State of Delaware, which also effected a three-for-one stock split of all of the Company's common stock, to be effective immediately prior to the effective date of the Company's initial public offering. The reincorporation was completed on March 15, 2000. Also on February 6, 2000, the Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's stock incentive plan to 700,000.

      On March 17, 2000, the Company completed its initial public offering of 533,334 shares of common stock and realized net proceeds of approximately $132.7 million. As of the closing date of the offering, all outstanding shares of the Company's convertible preferred stock were converted into shares of common stock.

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

      On August 9, 2001, the Board of Directors authorized an increase in the number of shares of common stock reserved for issuance under the Company's stock incentive plan to 1,033,333. The increase was approved by the Company's stockholders on October 24, 2001.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

      All common stock information has been adjusted to reflect the stock split and reverse stock split as if both splits had taken place at inception.

Convertible Preferred Stock

      In the year ended December 31, 1999, the Company issued 658,647 shares of Series A preferred stock ("Series A") at prices ranging from $5.71 to $60 per share, 116,666 shares of Series B preferred stock ("Series B") at $60 per share and 66,668 shares of Series C preferred stock ("Series C") at $90 per share. Net proceeds to the Company approximated $16.9 million, $6.8 million and $5.8 million for the issuance of Series A, Series B and Series C, respectively.

      The Series A was convertible at the option of the holder into 0.667 shares of common stock for each share of Series A. Additionally, each share of Series A would automatically convert into 0.667 shares of common stock upon the Company's consummation of a public offering of its common stock or a consolidation or merger of the Company with or into any other corporation or the sale or other transfer of all or substantially all of the assets of the Company.

      The Series B and Series C were convertible at the option of the holder into shares of common stock at a rate equal to the product of the number of shares of preferred stock and initial purchase price for such shares, divided by the Conversion Price, as defined. The Conversion Price per share was $30.00 and $45.00 for the Series B and Series C, respectively, each as adjusted to reflect the reverse stock split. Additionally, each share of Series B and Series C would automatically convert at the Conversion Price into shares of common stock upon the Company's consummation of an initial firm underwritten public offering of its common stock raising gross proceeds to the Company of $15 million or more at an offering price per share greater than or equal to 150% of the initial Conversion Price, upon a consolidation or merger of the Company with or into any other corporation or the sale or transfer of all or substantially all of the assets of the Company.

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

      During the time the preferred stock was outstanding, the Company could not, and did not, declare or pay any dividends on any share of common stock unless a dividend (including previously accrued, but unpaid dividends) was paid with respect to all outstanding shares of the preferred stock. The holders of the preferred stock were entitled to receive dividends on each share of common stock into which the preferred stock was convertible. Any accrued dividends on the preferred stock were payable upon the conversion of the preferred stock or liquidation of the Company. No dividends were declared, accrued or paid for the years ended December 31, 2001, 2000 or 1999.

      Each share of Series A, B and C converted into two shares of common stock upon the Company's consummation of its public offering of its common stock in March 2000, or 1,317,294, 233,332, and 133,336, respectively, totaling 1,683,962 shares of common stock as a result of the conversion provision of such stock and the stock split effectuated with the Company's initial public offering.

      On January 5, 2000, the Company sold 1,430,000 shares of Series D Convertible Preferred Stock ("Series D") for $20.00 per share in a private placement. Net proceeds to the Company approximated

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

$27.1 million. The holders of Series D were entitled to the same voting and dividend rights as Series B and Series C and had a liquidation preference equal to the original purchase price of $20.00 per share and in preference to the Series A, Series B and Series C.

      The 66,668 shares of Series C and the 1,430,000 shares of Series D were issued with beneficial conversion features approximating $16.2 million and $27.2 million, respectively. The beneficial conversion features were calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock was convertible. In connection with the issuance of the Series D, the Company issued warrants to purchase 14,760 shares of common stock with a beneficial conversion feature approximating $1.4 million, the difference between the exercise price of the warrants and the fair value of the common stock purchasable upon exercise of the warrants. These amounts are accounted for as an increase in additional paid-in capital and in-substance dividends to the preferred stockholders on the dates of issuance, and accordingly increased the loss applicable to common stockholders by approximately $28.6 million. The $16.2 million relating to Series C was recognized in 1999 and the amount relating to Series D and the related warrants was recognized in the first quarter of 2000.

      On February 7, 2000, the Company sold 1,127,675 shares of Series E Convertible Preferred Stock ("Series E") for $30.00 per share in a private placement. Net proceeds to the Company approximated $33.8 million. The holders of Series E were entitled to the same voting and dividend rights as Series B, Series C and Series D and had a liquidation preference equal to the original purchase price of $30.00 per share and in preference to the Series A, Series B and Series C and on parity with the Series D.

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

(9)   Stock Options and Warrants

Stock Option Plan

      In January 1999, the Company established its 1999 Stock Option and Restricted Stock Plan (the "Plan"). The Plan provides for the grant to employees of the Company of incentive stock options to purchase shares of the Company's common stock. The Plan also provides for the grant to certain employees, officers, directors and consultants of the Company of non-qualified options to purchase shares of the Company's common stock or shares of restricted stock. The total number of shares authorized to be issued under the Plan is 1,033,333. The Plan is administered by the compensation committee of the Board of Directors which determines the terms of the options granted, including the exercise price, the number of shares subject to option, the option vesting period and the terms of any restricted stock granted. Options generally have a maximum term of ten years and vest in equal annual increments over a four year period beginning one year from the date of grant. However, in February 2001, the Company granted

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

certain options with a three year vesting period. As of December 31, 2001 and 2000, there were 432,174 and 112,363 shares available for future grants under the Plan, respectively.

      Pro forma information assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS 123 is presented below. The per share weighted-average fair value of stock options and shares of restricted common stock granted during the years ended December 31, 2001, 2000 and 1999 was $3.36, $67.50 and $50.55, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 4.4%, 5.2%, and 6.2%, respectively, a dividend yield of zero for all years, volatility of 60% for 2001 and 50% for 2000 and 1999 and a weighted average expected life of four years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's historical and pro forma net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                             2001                   2000                   1999
                                                         ------------          -------------          ------------
Net loss:
     As reported...................................      $(27,656,430)         $(186,054,536)         $(43,527,816)
     Pro forma.....................................      $(28,559,828)         $(189,207,262)         $(43,681,019)
Basic and diluted net loss per share:
     As reported...................................         $   (6.84)            $   (53.97)           $   (41.88)
     Pro forma.....................................         $   (7.06)            $   (54.90)           $   (42.03)

      A summary of changes in common stock options is as follows:

                                                                           Weighted average
                                                                          exercise price per      Range of exercise
                                                             Shares              share                  prices
                                                        ---------------   -------------------    -------------------
Options granted...................................          354,359             $ 18.37               $2.85 - $38.25
Options exercised.................................           (1,200)               2.85                         2.85
Options forfeited.................................          (40,700)               5.09                 2.85 - 21.00
                                                          ---------             -------          -------------------

Options outstanding at December 31, 1999..........          312,459               20.16                 2.85 - 38.25
                                                          =========             =======          ===================

Options granted...................................          549,561               84.92                5.10 - 277.50
Options exercised.................................          (17,633)              43.85                2.85 - 100.05
Options forfeited.................................         (274,382)              74.93                2.85 - 277.50
                                                          ---------             -------          -------------------
Options outstanding at December 31, 2000..........          570,005               55.50                2.85 - 277.50
                                                          =========             =======          ===================

Options granted...................................          556,409                5.44                  4.65 - 9.00
Options exercised.................................           (7,875)               4.15                  2.85 - 7.97
Options forfeited.................................         (585,434)              47.15                2.85 - 277.50
                                                          ---------             -------          -------------------

Options outstanding at December 31, 2001..........          533,105             $ 13.18            $ 2.85 - $ 270.00
                                                          =========             =======          ===================

      Two thousand options with an exercise price of $38.25 were exercisable as of December 31, 1999. As of December 31, 2000, there were 45,004 options exercisable at exercise prices ranging between $2.85 and $38.25 per share. As of December 31, 2001, there were 89,705 options exercisable at exercise prices ranging between $2.85 and $270.00 per share.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

      At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $2.85 to $270.00 and 8.8 years, respectively. A summary of outstanding stock options as of December 31, 2001 follows:

                                Number of outstanding
                               options at December 31,    Weighted average remaining      Weighted average
Range of exercise prices                2001              contractual life (in years)    exercise price ($)
------------------------       -----------------------    ---------------------------    ------------------
$2.85 - $4.69...........                  223,792                      8.8                      4.37
$4.70 - $7.86...........                  147,793                      9.4                      6.21
$7.87 - $27.60..........                  140,131                      8.5                     21.25
$27.61 - $270.00........                   21,389                      8.2                    100.67
                                       ----------                ---------                 ---------
Total/Average...........                  533,105                      8.8                     13.18
                                        =========                =========                ==========

      The Company had approximately $2.0 million, $10.1 million and $14.2 million of deferred stock-based compensation related to employee stock options as of December 31, 2001, 2000 and 1999, respectively, and recognized stock-based compensation expense of approximately $936,000, $5.2 million and $23,000 during the years ended December 31, 2001, 2000 and 1999, respectively, as a result of granting stock options with exercise prices below the estimated fair value of the Company's common stock at the date of grant and the granting of restricted stock. Included in the approximately $5.2 million of stock-based compensation expense for the year ended December 31, 2000 is approximately $4.3 million of expense recorded as a result of grants of options to members of the Company's Board of Directors with exercise prices below the estimated fair value of the Company's common stock at the date of grant. During the years ended December 31, 2001 and 2000, the Company eliminated approximately $7.8 million and $25.2 million, respectively, of deferred stock-based compensation and corresponding additional paid-in capital as a result of employee terminations and resignations that occurred during those years. Deferred stock-based compensation has been presented as a component of stockholders' equity and is being amortized as a charge to expense over the vesting period of the applicable options.

      During the year ended December 31, 2001, the Company reserved for issuance a total of 101,076 shares of restricted common stock under the Plan as a result of the exchange of those shares of restricted common stock for certain of the Company's outstanding options. The shares of restricted common stock will vest over various increments, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent shares of restricted common stock are not then fully vested, one-third of such shares will immediately vest.

      As a result of the exchange of restricted stock for certain of the Company's outstanding options, during 2001 the Company recorded deferred stock compensation of approximately $673,000. Compensation expense will be recorded over the applicable vesting period. As of December 31, 2001, 59,737 of the shares of restricted common stock reserved for issuance were forfeited upon the termination or resignation of the holders of those shares. The forfeited shares of restricted common stock are now available for future grants under the Plan.

Warrants

      On October 1, 1999 and December 3, 1999, the Company issued warrants to purchase 14,376 and 2,000 shares of common stock, respectively, to a third party in connection with the private placement of the Company's preferred stock. The warrants enabled the holder to purchase shares of the Company's common stock at $30.00 and $45.00 per share, respectively. The warrants' fair value on the date of grant was estimated to be $275,320. Additionally, subsequent to December 31, 1999, in connection with the Series D offering, the Company issued warrants to purchase 14,760 shares of the Company's common

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

stock at $100.05 per share. At the time of the Company's initial public offering, these warrants were exercised by the holders, resulting in the issuance of 26,051 shares of common stock, with net proceeds to the Company totaling $625,100.

(10)  Income Taxes

      As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2001 and 2000 are as follows:

                                                                    2001                  2000
                                                             ----------------       ----------------
         Net operating loss carryforwards..................  $     65,824,000       $     58,130,000
         Start-up costs capitalized for tax purposes.......         2,382,000              3,050,000
         Stock-based compensation expense..................         1,729,000              4,203,000
         Other.............................................         2,681,000                263,000
                                                             ----------------        ---------------
         Total deferred tax assets.........................        72,616,000             65,646,000
         Valuation allowance...............................       (72,616,000)           (65,646,000)
                                                             ----------------         --------------
         Net deferred tax assets...........................  $             --       $             --
                                                             ================       ================

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

      At December 31, 2001 and 2000, the Company had net operating losses for federal income tax purposes of approximately $175.8 million and research tax credits of approximately $1.7 million. The net operating loss carryforwards plus tax credit carryforwards will expire at various dates beginning in 2018, if not utilized.

(11)  Commitments and Contingencies

      The Company leases its office space and certain equipment under non-cancelable operating leases expiring in various years through 2005. The Company also leases equipment, primarily computer equipment, under capital leases. Total rent expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $2.1 million, $2.0 million and $408,000, respectively. Minimum lease commitments under non-cancelable leases at December 31, 2001 are as follows:

Years ended December 31:                                Operating

2002..............................................      $1,970,444
2003..............................................       1,811,055
2004..............................................       1,793,129
2005..............................................         673,407
                                                        ----------

Total lease payments..............................      $6,248,035
                                                        ==========

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

      Terms of the Company's facility leases call for letters of credit totaling approximately $1.7 million. The Company has pledged certificates of deposit (included in other noncurrent assets at December 31, 2001) as collateral.

      On July 11, 2001, a purported class action lawsuit was filed against the Company in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from the Company and subscribed to the related Internet service. The complaint alleges that, among other things, the Company disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to its Internet appliance and service business. The complaint seeks an unspecified amount of damages. The Company believes that the claims have no merit and that it has meritorious defenses available. The Company intends to defend this action vigorously.

      On December 5, 2001, the Company and two of its current and former officers and directors, as well as the managing underwriters in the Company's initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 200 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The lawsuit alleges that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of the Company's stock, by the underwriters requiring certain of their customers to purchase stock in the Company's initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased the Company's stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of the Company's common stock. The Company believes the lawsuit is without merit and intends to defend it vigorously. To the extent the plaintiffs are successful in this action, the Company intends to seek indemnification and/or contribution from the underwriters pursuant to the Company's underwriting agreement with them. However, there can be no assurance that such rights will be available to the Company or enforceable against the underwriters.

      At this time, the Company is not involved in any other legal proceedings that its management currently believes would be material to its business, financial condition or results of operations. The Company could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to the Company, its financial position and prospects could be harmed.

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

      In February 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Company initially reserved for issuance to, and purchase by, qualified employees under the Purchase Plan an aggregate of 40,000 shares of common stock. As of December 31, 2001, there were 80,392 shares of common stock reserved for issuance to and purchase by employees of the Company under the Plan, of which 71,655 shares remain available for issuance. The annual increase in the number of shares reserved for issuance pursuant to the Purchase Plan shall be the amount that will cause the number of shares reserved for issuance to equal the least of the following: (1) 1% of issued and

                         TIPPINGPOINT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

outstanding shares as of the last day of the prior fiscal year; (2) 60,000 shares; or (3) a smaller number as determined by the Board of Directors. Such annual increase occurs in January of each year. The purchase price for each share of common stock shall be 85% of the lesser of (i) the fair market value of such share on the last business day in June and December during the life of the Purchase Plan or (ii) the fair market value of such share on the first day of the Purchase Period. The Purchase Period is defined as each six-month period beginning on January 1 or July 1.

(13)  Subsequent Events

      On January 24, 2002, the Company's Board of Directors adopted a new fiscal year end for the Company. The new fiscal year will end on January 31. Information covering the transition period from January 1, 2002 to January 31, 2002 will be included in the quarterly report on Form 10-Q for the quarterly period ending April 30, 2002, the first quarterly report of the Company's newly adopted fiscal year. The separate audited financial statements required for the transition period will be included in the Company's annual report on Form 10-K for the fiscal year ending January 31, 2003.