Form 10-Q
period 2002-04-30
TIPPINGPOINT TECHNOLOGIES INC
filed 2002-06-12
CIK 1097297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934

                        For Quarter Ended April 30, 2002


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

         The number of shares outstanding of each of the issuer's classes of common stock as of May 31, 2002.

              Class                                        Number of Shares
              -----                                        ----------------
  Common Stock, $0.01 par value                                 4,056,475

                         TIPPINGPOINT TECHNOLOGIES, INC.

                                      INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.        FINANCIAL INFORMATION: .............................................................    1

     Item 1.   Financial Statements (unaudited) ...................................................    1

               Condensed Balance Sheets
                   as of April 30, 2002, January 31, 2002 and December 31, 2001 ...................    1

               Condensed Statements of Operations
                   for the three months ended April 30, 2002 and March 31, 2001 and the
                   one month ended January 31, 2002 ...............................................    2

               Condensed Statements of Cash Flows
                   for the three months ended April 30, 2002 and March 31, 2001 and the
                   one month ended January 31, 2002 ...............................................    3

                   Notes to Condensed Financial Statements ........................................    4

     Item 2.   Management's Discussion and Analysis of Results of Operations and
               Financial Condition ................................................................    8

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk ..........................   24

PART II. OTHER INFORMATION: .......................................................................   24

     Item 1.   Legal Proceedings ..................................................................   24

     Item 6.   Exhibits and Reports on Form 8-K ...................................................   25

     Signatures ...................................................................................   26

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                              April 30,        January 31,        December 31,
                            ASSETS                              2002               2002               2001
                                                              ---------        -----------        ------------
Current assets:
     Cash, cash equivalents and short-term investments ..  $  34,349,401      $  40,512,649      $  42,297,751
     Prepaid expenses and other current assets ..........      2,260,718          1,007,468            899,613
     Inventory ..........................................        415,428             50,615                 --
                                                           -------------      -------------      -------------

         Total current assets ...........................     37,025,547         41,570,732         43,197,364
                                                           -------------      -------------      -------------

Property and equipment, net .............................      5,830,197          5,535,872          5,669,136
Net assets from discontinued operations .................             --                 --            375,000
Other ...................................................      1,785,789          2,071,006          1,841,738
                                                           -------------      -------------      -------------

                                                           $  44,641,533      $  49,177,610      $  51,083,238
                                                           =============      =============      =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable .............................  $     839,267      $     620,615      $     138,127
     Accrued liabilities ................................      5,526,328          4,894,123          5,478,881
                                                           -------------      -------------      -------------

         Total current liabilities ......................      6,365,595          5,514,738          5,617,008

     Other liabilities ..................................        484,480            522,730            535,480
                                                           -------------      -------------      -------------

         Total liabilities ..............................      6,850,075          6,037,468          6,152,488
                                                           -------------      -------------      -------------

Stockholders' equity:
Common stock ............................................         40,564             40,495             40,460
Additional paid-in capital ..............................    304,825,286        304,796,929        304,779,058
Deferred stock-based compensation .......................     (1,669,488)        (1,925,795)        (2,002,515)
Stockholder notes receivable ............................       (652,800)          (652,800)          (652,800)
Accumulated other comprehensive gain/(loss) .............         (3,366)              (209)             5,329
Accumulated deficit .....................................   (264,748,738)      (259,118,478)      (257,238,782)
                                                           -------------      -------------      -------------

         Total stockholders' equity .....................     37,791,458         43,140,142         44,930,750
                                                           -------------      -------------      -------------

                                                           $  44,641,533      $  49,177,610      $  51,083,238
                                                           =============      =============      =============

       See accompanying notes to unaudited condensed financial statements.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months                    One Month
                                                                         Ended                         Ended
                                                            -----------------------------------  ------------------
                                                              April 30, 2002    March 31, 2001    January 31, 2002
                                                            -----------------  ----------------  ------------------
Operating expenses:
     Research and development ...........................        $ 3,981,943       $ 2,370,455         $ 1,474,247
     Sales and marketing ................................            607,273                 -             112,724
     General and administrative .........................          1,225,079         1,876,462             369,103
                                                            -----------------  ----------------  ------------------

         Total operating expenses .......................          5,814,295         4,246,917           1,956,074
                                                            -----------------  ----------------  ------------------

         Operating loss .................................         (5,814,295)       (4,246,917)         (1,956,074)

Interest income, net ....................................            184,035           963,289              76,378
                                                            -----------------  ----------------  ------------------

     Loss from continuing operations ....................         (5,630,260)       (3,283,628)         (1,879,696)
     Discontinued operations:
     Loss from operations of a discontinued business                       -        (3,697,206)                  -
     Loss on disposal of a discontinued business,
     including provision for operating losses during
     phase-out period ...................................                  -        (2,200,000)                  -
                                                            -----------------  ----------------  ------------------

         Net loss .......................................        $(5,630,260)      $(9,180,834)        $(1,879,696)
                                                            =================  ================  ==================
Per share data:
     Net loss ...........................................        $(5,630,260)      $(9,180,834)        $(1,879,696)
                                                            =================  ================  ==================
     Net basic and diluted loss from continuing
     operations per common share ........................        $     (1.39)      $     (0.81)        $     (0.46)

     Net basic and diluted loss from discontinued
     operations per common share ........................                  -             (1.46)                  -
                                                            =================  ================  ==================

     Net basic and diluted loss per common share ........        $     (1.39)      $     (2.27)        $     (0.46)
                                                            =================  ================  ==================

Weighted average common shares outstanding ..............          4,053,284         4,039,037           4,049,355
                                                            =================  ================  ==================

       See accompanying notes to unaudited condensed financial statements.

                         TIPPINGPOINT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months                One Month
                                                                                            Ended                       Ended
                                                                             ----------------------------------- ------------------
                                                                               April 30, 2002    March 31, 2001   January 31, 2002
                                                                             ------------------ ---------------- ------------------
Cash flows from continuing operating activities:
     Loss from continuing operations .......................................      $ (5,630,260)    $ (3,283,628)      $ (1,879,696)
     Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) continuing operating activities:
         Depreciation and amortization .....................................           638,534          756,986            197,888
         Accretion of investment securities ................................           (57,118)        (711,550)           (24,965)
         Loss on sale of fixed assets ......................................                 -           28,840                  -
         Stock-based compensation expense ..................................           284,181          225,074             76,720
         Changes in operating assets and liabilities:
              Prepaid expenses and other current assets ....................        (1,253,250)         (71,493)          (107,855)
              Inventory ....................................................          (364,813)               -            (50,615)
              Trade accounts payable and accrued liabilities ...............         1,011,501       (9,111,204)            (7,381)
              Other non-current assets .....................................           285,216                -           (229,268)
                                                                             ------------------ ---------------- ------------------
     Net cash used in continuing operating activities ......................        (5,086,009)     (12,166,975)        (2,025,172)
                                                                             ------------------ ---------------- ------------------
Cash flows from investing activities:
     Purchases of property and equipment ...................................          (932,859)        (105,763)           (64,624)
     Purchases of investment securities ....................................        (8,789,504)     (25,496,458)        (7,467,392)
     Investment securities sold ............................................                 -        4,942,639                  -
     Investment securities matured .........................................        12,000,000       13,126,058          4,820,000
                                                                             ------------------ ---------------- ------------------
     Net cash provided by/(used in) investing activities ...................         2,277,637       (7,533,524)        (2,712,016)
                                                                             ------------------ ---------------- ------------------
Cash flows from financing activities:
     Principal payments on capital lease obligations .......................                 -         (261,490)                 -
     Proceeds from issuance of common stock ................................                 -           31,598             17,906
     Proceeds from exercise of stock options and warrants ..................               553            7,197                  -
                                                                             ------------------ ---------------- ------------------
     Net cash provided by/(used in) financing activities ...................               553         (222,695)            17,906
                                                                             ------------------ ---------------- ------------------
Cash provided by/(used in) discontinued operations .........................          (198,894)       2,854,194            267,361
                                                                             ------------------ ---------------- ------------------
Net decrease in cash and cash equivalents ..................................        (3,006,713)     (17,069,000)        (4,451,921)
                                                                             ------------------ ---------------- ------------------
Cash and cash equivalents at beginning of period ...........................        28,543,568       27,352,409         32,995,489
                                                                             ------------------ ---------------- ------------------
Cash and cash equivalents at end of period .................................        25,536,855       10,283,409         28,543,568

Short-term investments at end of period ....................................         8,812,546       49,016,584         11,969,081
                                                                             ------------------ ---------------- ------------------

Cash, cash equivalents and short-term investments at end of period .........      $ 34,349,401     $ 59,299,993       $ 40,512,649
                                                                             ================== ================ ==================

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

         In January 2001, the Company decided to exit the consumer Internet appliance and service business due to, among other things, its continued losses and inability to raise additional capital to fund that business. The accompanying financial statements have been restated to present the Company's consumer Internet appliance and service business as a discontinued operation for all historical periods presented. See Note 2, Discontinued Operations.

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

         On January 24, 2002, the Board of Directors of the Company adopted a new fiscal year end. The Company's new fiscal year will end on January 31, beginning with the fiscal year ending January 31, 2003. The Company has included the unaudited financial information for the transition period of January 1, 2002 to January 31, 2002 (the "Transition Period") in this quarterly report for the quarterly period ending April 30, 2002. The separate audited financial statements required for the Transition Period will be included in the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2003.

         The Company has not presented financial statements for the three months ended April 30, 2001, but has instead presented financial statements for the three months ended March 31, 2001, in compliance with Rule 13a-10 of the Securities Exchange Act of 1934. Because the adoption of a new fiscal year resulted in only a one month change in annual and quarterly financial reporting periods, and considering that there would be little change due to the early stage of its continuing business, the Company believes that the financial information for its current fiscal year is sufficiently comparable to the corresponding financial information for its last fiscal year, as originally reported, in terms of seasonal and other factors. Accordingly, the Company did not deem it practical nor could it justify the additional cost to prepare and present financial statements for the three months ended April 30, 2001.

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of such information. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date. While the Company believes that the disclosures are adequate to make the information not misleading, it suggests that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Interim results are not necessarily indicative of results expected in future periods.

(2)      Discontinued Operations

         The Company has experienced operating losses since inception primarily as a result of selling its Internet appliance at a significant loss; trying to build and support its Internet service offering for Internet appliance customers; expanding its subscriber base and ultimately winding this business down.

         In November 2000, the Company began shifting its business model to focus on providing an offering for information systems and away from its consumer Internet offering. In connection with this shift in focus, the Company restructured its operations. In February 2001, the Company entered into an agreement with EarthLink, Inc. for the transfer of its service obligations relating to most of its existing customers and approximately 50,000 of the Company's customers were transferred to EarthLink's service on March 12, 2001. The Company ceased providing any Internet access service to its remaining customers in June 2001. In December 2001, any obligation of the Company to continue providing support services for other Internet service providers expired. Effective January 1, 2002, EarthLink began operating the Internet portal for their customers who had been using the Company's portal. In general, the Company has exited its consumer-focused business entirely, but continues to have certain obligations, contingencies and potential liabilities relating to this business.

         The Company recognized a net loss of approximately $8.8 million in 2001 upon the disposition of the Internet appliance and service business. As of April 30, 2002 and January 31, 2002, the Company had accrued approximately $3.5 million and $3.7 million, respectively, for costs estimated to be incurred in future periods, consisting primarily of approximately $2.5 million and $2.7 million, respectively, relating to facility lease costs, and approximately $1 million for each date relating to estimated legal fees and other expenses. The accrued costs have been recorded within the Company's continuing operations accrued liabilities as they will be paid out of the assets of the Company. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

         On October 25, 2000, the Company's Board of Directors approved a restructuring plan designed to reduce the Company's cost structure by consolidating facilities and reducing the Company's workforce. As a result, the Company recorded restructuring charges of approximately $1.1 million and $3.4 million in 2000 and 2001, respectively, primarily consisting of costs associated with closing facilities, employee severance and benefits and a facility lease that the Company is not utilizing. As of April 30, 2002 and January 31, 2002, the Company had accrued restructuring charges of approximately $2.5 million and $2.7 million, respectively. In January 2001, the Company's Board of Directors adopted a new business strategy for the Company, which resulted in additional reductions in the Company's workforce. As a result, the Company incurred approximately $933,000 of severance costs. The following table provides a summary of restructuring charges, by category, and changes in the restructuring accrual for the three months ended April 30, 2002 and the one month ended January 31, 2002:

                                            Cash payments in                        Cash payments in
                              Accrual at    the three months       Accrual at        the one month            Accrual at
                              April 30,      ended April 30,       January 31,      ended January 31,         December 31,
                                 2002             2002                2002               2002                     2001
                              ----------    ----------------      ------------     ------------------         ------------
Facility lease costs ....     $2,501,087    $        153,187      $  2,654,274     $           80,333         $  2,734,607
                              ----------    ----------------      ------------     ------------------         ------------
Total ...................     $2,501,087    $        153,187      $  2,654,274     $           80,333         $  2,734,607
                              ==========    ================      ============     ==================         ============

(3)      Inventories

         Inventories are stated at the lower of actual cost (first-in, first-out method) or market value (estimated net realizable value). The valuation of inventories at the lower of actual cost or market value requires the use of estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold. These estimates are dependant on the Company's assessment of expected orders from its customers. As of April 30, 2002 and January 31, 2002, the Company's inventories consisted of component parts of approximately $415,000 and $51,000, respectively. The increase in inventories was due to the Company's need for components for expected general availability of its products.

(4)      Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." In accordance with Statement of Financial Accounting Standard No. 128, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding common stock equivalents are anti-dilutive. The Company's common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants, and the lapsing of restrictions on shares of restricted common stock.

(5)      Capital Stock

Common Stock

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

         All common stock information has been adjusted to reflect the reverse stock split.

Restricted Stock

         The Company has reserved 36,655 shares of restricted common stock ("Restricted Stock") for issuance under the Company's stock incentive plan, which shares were granted in 2001 in exchange for outstanding stock options. The shares of Restricted Stock will vest over various increments depending on the vesting schedule of the stock options exchanged, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent certain shares of Restricted Stock are not fully vested, one-third of such shares will immediately vest.

(6)      Stock Options

Stock Incentive Plan

         In January 2002, the Company granted to its non-employee directors options to purchase an aggregate of 40,002 shares of common stock at an exercise price of $7.41 per share, which were immediately vested and exercisable. In March 2002, the Company granted to a newly-elected non-employee director an option to purchase 6,667 shares of common stock at an exercise price of $8.30 per share, which was immediately vested and exercisable. Between December 31, 2001 and April 30, 2002, the Company granted to employees options to purchase an aggregate of 61,300 shares of common stock at exercise prices ranging from $6.75 to $11.50 per share, which will vest over a period of four years. Also, in April 2002, the Company granted to members of its technical advisory group options to purchase an aggregate of 12,000 shares of common stock at an exercise price of $11.50 per share, which were immediately vested and exercisable. As of April 30, 2002, there are outstanding options with the right to purchase 627,995 shares of common stock. In addition, there are 36,655 shares of Restricted Stock reserved for issuance, which are subject to forfeiture under certain circumstances.

         The Company has recorded approximately $284,000 and $77,000 of compensation expense for the three months ended April 30, 2002 and the one month ended January 31, 2002, respectively, primarily as a result of granting stock options in 1999 and 2000 with exercise prices below the estimated fair value of the stock at the date of grant, as a result of granting shares of Restricted Stock during 2001 and also as a result of granting vested options to members of its technical advisory group during 2002. Remaining deferred compensation of approximately $1.7 million will be amortized over the applicable vesting period of outstanding options and Restricted Stock.

(7)      Commitments and Contingencies

         The Company leases its office space and certain equipment under non-cancelable operating leases expiring in various years through 2005. Terms of the Company's facility leases call for letters of credit totaling approximately $1.7 million. The Company has pledged certificates of deposit (included in other noncurrent assets) as collateral. As of April 30, 2002, the Company had a reserve of approximately $2.5 million for future commitments under these facility leases.

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

         Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Factors Affecting Operating Results" and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission. We urge you to review carefully the section "Factors Affecting Operating Results" in this report for a more complete discussion of the risks associated with an investment in our securities.

         On January 24, 2002, our Board of Directors adopted a new fiscal year end. Our new fiscal year will end on January 31, beginning with the fiscal year ending January 31, 2003. Information covering the transition period from January 1, 2002 to January 31, 2002 is included in this quarterly report, the first quarterly report of our newly adopted fiscal year. The separate audited financial statements required for the transition period will be included in our annual report on Form 10-K for the fiscal year ending January 31, 2003.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our discontinued operations, deferred taxes, impairment of long-lived assets, litigation and inventory. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, proposes a new requirement that all public companies include a discussion of critical accounting policies or methods used in the preparation of financial statements.

         The following are among the most critical of our accounting policies:

         Discontinued Operations. We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our discontinued operations. As of April 30, 2002 and January 31, 2002, we had accrued approximately $3.5 million and $3.7 million, respectively, for costs estimated to be incurred in future periods, consisting primarily of approximately $2.5 million and $2.7 million, respectively, relating to facility lease costs, and approximately $1 million for each date relating to estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

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

         Significant judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the near future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax assets as of January 31, 2002 and April 30, 2002 is zero.

         Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets and review these assets for recoverability when events or circumstances indicate a potential impairment. Factors we consider important that could trigger an impairment review include the following:

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

         Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part on the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to both the amount and range of loss on certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. At April 30, 2002 and January 31, 2002, we had approximately $1 million for each date accrued for legal fees and other expenses, which is included in the estimated loss for discontinued operations.

         Inventory. We adjust our inventory values so that the carrying value does not exceed net realizable value. We estimate net realizable value based upon forecasted demand. However, forecasted demand is subject to revisions and actual demand may differ from forecasted demand. This difference may have a material effect on our financial position and results of operations.

Overview

         Since the beginning of 2001, our strategic focus has been on the development of hardware and software offerings that would enhance and manage various applications for high-speed information systems. In February 2002, we announced our entry into the network security industry with our UnityOne(TM) line of products, a natural extension of the development effort we undertook in 2001. This product line is designed to deliver a high-speed network defense solution to enterprises, including governmental agencies, who operate their own information systems. Going forward, we anticipate that we will primarily focus our efforts on developing and marketing products and services in the network security industry, including an extension of the UnityOne line with a product for telecommunication service providers. Prior to 2001, we primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. We discontinued this business in conjunction with the initiation of our current strategic focus. The financial statements included elsewhere in this report have been restated to present this business as a discontinued operation for all historical periods presented.

         Our UnityOne line of network security systems includes hardware and software designed to enable enterprises to protect their information systems from hostile or malicious attacks, including, among others, attacks commonly referred to as viruses, worms, cyber-terrorists, trojans and denial-of-service attacks by detecting and blocking such attacks without compromising network performance. Our network-defense systems deliver highly reliable threat assessment, detection and prevention functions in a single appliance at very high, or gigabit, speeds. Our systems, which are based upon new high-speed security processors, analyzes network traffic and, when a threat is detected, blocks the malicious traffic before damage occurs. Unlike software based intrusion detection systems, our systems are part of the network infrastructure and continuously monitor, detect and block hostile network traffic.

Results of Continuing Operations

Revenues

         We are still in the early stages of our business plan. We have announced and are marketing our network defense systems. We have no sales contracts with prospective customers for our suite of products to date. We had no revenue from continuing operations for either the three months ended April 30, 2002, for the one month ended January 31, 2002 or for the three months ended March 31, 2001. We do not anticipate any revenue from continuing operations until the anticipated general availability of our products in the third quarter of our current fiscal year.

Expenses

         Research and development expenses. For the three months ended April 30, 2002 and March 31, 2001, research and development expenses of continuing operations totaled approximately $4.0 million and $2.4 million, respectively, including stock-based compensation totaling approximately $223,000 and $175,000, respectively. The increase in research and development expenses in the first quarter of our current fiscal year is primarily due to an increase in employment costs and expenses incurred in the development of product prototypes. For the one month ended January 31, 2002, research and development expenses of continuing operations totaled approximately $1.5 million, including stock-based compensation totaling approximately $55,000.

         Sales and marketing expenses. Sales and marketing expenses of continuing operations totaled approximately $607,000 for the three months ended April 30, 2002. These expenses compare with no expenses incurred during the three months ended March 31, 2001. The increase in sales and marketing expenses in the first quarter of our current fiscal year is the result of the initiation of marketing efforts of our network security systems. For the one month ended January 31, 2002, sales and marketing expenses of continuing operations totaled approximately $113,000.

         General and administrative expenses. For the three months ended April 30, 2002 and March 31, 2001, general and administrative expenses of continuing operations were approximately $1.2 million and $1.9 million, respectively, including stock-based compensation totaling approximately $55,000 and $50,000, respectively. The decrease in general and administrative expenses in the first quarter of our current fiscal year was primarily the result of a decrease in employment and corporate facility costs. General and administrative expenses of continuing operations was approximately $370,000 for the one month ended January 31, 2002, including stock-based compensation totaling approximately $19,000.

         Interest income. For the three months ended April 30, 2002 and March 31, 2001, interest income, net of interest expense, totaled approximately $184,000 and $963,000, respectively. The decrease in interest income in the first quarter of our current fiscal year was due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions during that period, as well as a general reduction in the average yield earned on invested funds. For the one month ended January 31, 2002, interest income totaled approximately $76,000.

Discontinued Operations

         From our inception through 2001, we experienced operating losses as a result of selling Internet appliances at a significant loss, trying to build and support an Internet service offering for our customers, trying to expand our customer base and ultimately winding this business down. In November 2000, we began shifting our business model to focus on providing an offering for information systems and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. In January 2001, we announced our decision to discontinue the Internet appliance and service business. At that time, we terminated all marketing and sales efforts related to our consumer Internet appliance and service business. We had completely exited this business in December 2001.

         We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of the discontinued operations. Net loss from our discontinued operations totaled approximately $3.7 million for the three months ended March 31, 2001, compared to no net loss for the three months ended April 30, 2002 and for the one month ended January 31, 2002. The net loss from discontinued operations in the first quarter of our last fiscal year also includes a reserve of approximately $2.2 million established for estimated future net losses to be incurred relating to this discontinued business. As of April 30, 2002 and January 31, 2002, we had accrued approximately $3.5 million and $3.7 million, respectively, for costs estimated to be incurred in future periods related to this discontinued business, consisting primarily of approximately $2.5 million and 2.7 million, respectively, relating to facility lease costs and approximately $1 million for each such date relating to estimated legal fees and other expenses.

         We have continuing material commitments under certain contracts related to this discontinued business, including approximately $3.3 million under a facility lease expiring in 2005.

Liquidity and Capital Resources

         From inception in January 1999 through April 30, 2002, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230 million. As of April 30, 2002 and January 31, 2002, we had approximately $34.3 million and $40.5 million in cash, cash equivalents and short-term investments, respectively, compared to approximately $42.3 million at December 31, 2001. Although we have taken steps to decrease our operating expenses, our business plan will require significant capital to fund operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations. We estimate that we have adequate cash to meet our needs for the next 12 months. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

         For the three months ended April 30, 2002, working capital decreased by approximately $5.4 million, to $30.7 million as of April 30, 2002 from $36.1 million as of January 31, 2002. For the one month ended January 31, 2002, working capital decreased by approximately $1.5 million, to $36.1 million as of January 31, 2002 from $37.6 million as of December 31, 2001. The decrease in working capital during the three months ended April 30, 2002 and the one month ended January 31, 2002 was primarily the result of losses incurred in our continuing operations during those periods.

         Net cash used in continuing operating activities was approximately $5.1 million for the three months ended April 30, 2002, compared to net cash used in continuing operating activities of approximately $12.2 million for the three months ended March 31, 2001. The decrease in cash used in continuing operating activities in the first quarter of our current fiscal year is primarily the result of an increase in accounts payable and accrued liabilities during that period, as compared with a decrease in accounts payable and accrued liabilities during 2001. Net cash used in continuing operating activities for the one month ended January 31, 2002 was approximately $2 million.

         Net cash provided by investing activities was approximately $2.3 million for the three months ended April 30, 2002, compared to net cash used in investing activities of approximately $7.5 million for the three months ended March 31, 2001. Cash provided by investing activities consists of the net result of the sale and purchase of property and equipment and the maturity and purchase of certain investment securities. For the one month ended January 31, 2002, our investing activities used net cash of approximately $2.7 million.

         Net cash provided by financing activities was approximately $1,000 for the three months ended April 30, 2002, compared to net cash used in financing activities of approximately $223,000 for the three months ended March 31, 2001. This increase in net cash from financing activities was primarily the result of approximately $261,000 of principal payments on capital leases we made during the three months ended March 31, 2001. For the one month ended January 31, 2002, our financing activities provided net cash of approximately $18,000.

         Net cash used in discontinued operations was approximately $199,000 for the three months ended April 30, 2002, as compared to net cash provided by discontinued operations of approximately $2.9 million for the three months ended March 31, 2001. The decrease in cash provided by discontinued operations in the first quarter of our current fiscal year, as compared to the first quarter of our last fiscal year, was primarily the result of the receipt of approximately $4.7 million during the three months ended March 31, 2001 from EarthLink in payments under the agreement for the transfer of certain service obligations, and the discontinuance of this business and peripheral sales in January 2001. Net cash provided by discontinued operations was approximately $267,000 for the one month ended January 31, 2002, which principally resulted from the receipt of additional amounts from EarthLink.

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

         In April 2002, the FASB issued SFAS No. 145, Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. We do not expect that the adoption of SFAS 145 to have a significant impact on our financial condition or results of operation.

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

         We have a limited operating history and little history operating our network security solutions business. We only recently introduced our new line of products, and have not yet generated any revenues from that line of products. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues accurately. Specifically, we were incorporated in January 1999 and we began offering an Internet appliance and service in November 1999. We began exploring a telecommunications infrastructure initiative in November 2000 and began to focus on our network security offering in the later half of 2001. Our network security offering is still in the early stage, and we have yet to receive any revenues from this offering. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn revenues from the sale of such products, that our business model may not be profitable and other significant risks related to the our business model described below. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

         We expect to incur operating losses throughout at least the remainder of our current fiscal year, and it is possible that we may never become profitable.

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

         Current and potential competitors in our target market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

         . intrusion detection system vendors such as Internet Security Systems, Inc., Cisco Systems, Inc. and Intrusion Inc.;

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

         Our reliance on third parties to manufacture and assemble our products could cause a delay in our ability to fill orders, which might cause us to lose sales.

         We currently do not have a long-term supply contract with any third parties to manufacture and assemble our UnityOne line of products. We are currently purchasing our products on a purchase order basis, and expect to continue this method of procurement indefinitely. If we cannot continue an arrangement with at least one contract manufacturer who will agree to manufacture our products on terms acceptable to us, we will not be able to produce and ship our products, and our business will suffer. If we should fail to manage our relationships with our contract manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed.

         The absence of dedicated capacity with our contract manufacturers means that, with little or no notice, they could refuse to continue manufacturing some or all of our products. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required or choose to change contract manufacturers, we could lose revenues and damage our customer relationships.

         Our reliance on third-party manufacturers also exposes us to the following risks outside our control:

         .     unexpected increases in manufacturing and repair costs;

         . interruptions in shipments if one of our manufacturers is unable to complete production;

         .     inability to control delivery schedules;

         .     unpredictability of manufacturing yields; and

         .     financial strength to meet procurement and manufacturing needs.

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

         Additionally, our network security systems are designed for the network infrastructure market, which requires us to maintain a sophisticated sales force, engage in extensive negotiations and provide high level engineering support to complete sales. We have limited experience selling into this market and do not expect to begin delivering our network security solutions until at least the third quarter of our current fiscal year. If we do not successfully market our network security systems to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

         We may have difficulty in raising capital and making an effective transition because of our history.

         Our first attempt at achieving profitability, by developing and marketing an Internet appliance and related services, was unsuccessful. Therefore, it may be more difficult for us to make an effective transition into our network security business, especially in the areas of raising capital, attracting and retaining talented employees, attracting research analyst coverage of our common stock and gaining the confidence of possible strategic relationships, substantial investors and new customers for our current business.

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

         We will also offer support and other services through maintenance and other agreements, along with updating and other services through our threat management center. Although we plan to provide support services sufficient to meet our expected business level, our growth will be limited in the event we are unable to hire or retain support services personnel or subcontract these services to qualified third parties.

         We may need to hire a number of additional engineering, research and development, business development, support and marketing employees in our current fiscal year and beyond, including employees with experience in the network security industry, to develop and grow our business. If we fail to attract qualified personnel or retain current employees we need, including our executive officers and other key employees, we may not be able to generate revenues. Our relationships with these officers and key employees are "at will." Moreover, we do not have "key person" life insurance policies covering any of our employees.

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

         Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 55% of our outstanding stock as of April 30, 2002. These stockholders, if acting together, would be able to determine all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

         As of April 30, 2002, we had approximately $34.3 million in cash, cash equivalents and short-term investments on hand, which we expect will meet our working capital and capital expenditure needs for the next 12 months. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

     On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our discontinued operations. The complaint seeks an unspecified amount of damages. This action, regardless of its success, is likely be time-consuming and expensive to resolve and may divert management time and attention. If this action is successful, we could be subject to significant liability for damages.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

     On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our discontinued operations. The complaint seeks an unspecified amount of damages. We believe that the action has no merit, that the action is not proper for class action treatment and that we have meritorious defenses available. We intend to defend this action vigorously.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) None.

     (b) Reports on Form 8-K

         On January 30, 2002, the Company filed a current report on Form 8-K adopting a new fiscal year end. The Company's new fiscal year end will be on January 31, beginning with the fiscal year ending January 31, 2003.

         No other reports on Form 8-K were filed during the transition period or quarter period for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TIPPINGPOINT TECHNOLOGIES, INC.


Date: June 12, 2002               /s/ JAMES E. CAHILL
                                  --------------------------------------------
                                  James E. Cahill
                                  Vice President, Chief Financial Officer
                                  and General Counsel