Form 10-Q
period 2002-07-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2002-09-06
CIK 1097297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For Quarter Ended July 31, 2002

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the transition period from                              to                             .

Commission File Number 001-15715

TIPPINGPOINT TECHNOLOGIES, INC.

Organized in the State of Delaware
Tax Identification No. 74-2902814

7501B North Capital of Texas Highway, Austin, Texas 78731
Telephone No. (512) 681-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒            No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2002.

Class	Number of Shares
Common Stock, $0.01 par value	4,067,517

TIPPINGPOINT TECHNOLOGIES, INC.

PART I.    FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS	July 31, 2002	January 31, 2002	December 31, 2001
Current assets:
Cash, cash equivalents and short-term investments	$28,471,967	$40,512,649	$42,297,751
Prepaid expenses and other current assets	1,688,779	1,007,468	899,613
Inventory	543,867	50,615	—

Total current assets	30,704,613	41,570,732	43,197,364

Property and equipment, net	6,200,796	5,535,872	5,669,136
Net assets from discontinued operations	—	—	375,000
Other	1,864,253	2,071,006	1,841,738

	$38,769,662	$49,177,610	$51,083,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$530,849	$620,615	$138,127
Current portion of long-term debt	205,825	—	—
Accrued liabilities	5,956,925	4,894,123	5,478,881

Total current liabilities	6,693,599	5,514,738	5,617,008

Long-term debt	525,994	—	—

Other liabilities	446,230	522,730	535,480

Total liabilities	7,665,823	6,037,468	6,152,488

Stockholders’ equity:
Common stock	40,675	40,495	40,460
Additional paid-in capital	304,880,856	304,796,929	304,779,058
Deferred stock-based compensation	(1,446,382)	(1,925,795)	(2,002,515)
Stockholder notes receivable	(652,800)	(652,800)	(652,800)
Accumulated other comprehensive gain/(loss)	18,304	(209)	5,329
Accumulated deficit	(271,736,814)	(259,118,478)	(257,238,782)

Total stockholders’ equity	31,103,839	43,140,142	44,930,750

	$38,769,662	$49,177,610	$51,083,238

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2002	June 30, 2001	July 31, 2002	June 30, 2001
Operating expenses:
Research and development	$4,091,550	$2,768,041	$8,073,493	$5,138,496
Sales and marketing	894,156	—	1,501,429	—
General and administrative	1,352,217	1,736,615	2,577,296	3,613,077

Total operating expenses	6,337,923	4,504,656	12,152,218	8,751,573

Operating loss	(6,337,923)	(4,504,656)	(12,152,218)	(8,751,573)

Interest income, net	162,880	763,740	346,915	1,727,029

Loss from continuing operations	(6,175,043)	(3,740,916)	(11,805,303)	(7,024,544)
Discontinued operations:
Loss from operations of a discontinued business	—	—	—	(3,697,206)
Loss on disposal of a discontinued business, including provision for operating losses during phase-out period	(813,033)	(2,090,700)	(813,033)	(4,290,700)

Net loss	$(6,988,076)	$(5,831,616)	$(12,618,336)	$(15,012,450)

Per share data:
Net loss	$(6,988,076)	$(5,831,616)	$(12,618,336)	$(15,012,450)

Net basic and diluted loss from continuing operations per common share	$(1.52)	$(0.92)	$(2.91)	$(1.74)

Net basic and diluted loss from discontinued operations per common share	(0.20)	(0.52)	(0.20)	(1.98)

Net basic and diluted loss per common share	$(1.72)	$(1.44)	$(3.11)	$(3.72)

Weighted average common shares outstanding	4,061,467	4,042,217	4,057,470	4,040,591

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 31, 2002	June 30, 2001
Cash flows from continuing operating activities:
Loss from continuing operations	$(11,805,303)	$(7,024,544)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	1,470,647	1,559,465
Accretion of investment securities	(101,016)	(1,420,721)
Loss on sale of fixed assets	—	28,840
Stock-based compensation expense	507,286	435,082
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(801,966)	(849,667)
Inventory	(493,251)	—
Trade accounts payable and accrued liabilities	667,025	(8,047,437)
Other non-current assets	230,631	272,024

Net cash used in continuing operating activities	(10,325,947)	(15,046,958)

Cash flows from investing activities:
Purchases of property and equipment	(2,005,571)	(1,217,936)
Purchases of investment securities	(8,789,504)	(41,437,647)
Investment securities sold	—	4,942,639
Investment securities matured	14,800,000	29,684,058

Net cash provided by/(used in) investing activities	4,004,925	(8,028,886)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	731,819	—
Payment of debt issuance costs	(33,223)	—
Decrease in restricted cash related to capital leases	—	481,511
Principal payments on capital lease obligations	—	(537,318)
Proceeds from issuance of common stock	54,898	30,933
Proceeds from exercise of stock options and warrants	1,336	15,747

Net cash provided by/(used in) financing activities	754,830	(9,127)

Cash used in discontinued operations	(583,523)	(548,791)

Net decrease in cash and cash equivalents	(6,149,715)	(23,633,762)

Cash and cash equivalents at beginning of period	28,543,568	27,352,409

Cash and cash equivalents at end of period	22,393,853	3,718,647

Short-term investments at end of period	6,078,114	49,311,534

Cash, cash equivalents and short-term investments at end of period	$28,471,967	$53,030,181

See accompanying notes to unaudited condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

(1)    Incorporation and Nature of Business

TippingPoint Technologies, Inc. was incorporated in the State of Texas in January 1999, and in May 1999 we changed our name to Netpliance, Inc. On March 15, 2000, our company was reincorporated in the State of Delaware, and on August 20, 2001, we changed our name to TippingPoint Technologies, Inc. After exiting the consumer Internet appliance and service business in January 2001, we operate in one business segment.

Currently, we develop and market a network security offering that includes hardware and software designed to enable enterprises, government entities and service providers to prevent unauthorized intrusion into their information systems and networks. The development of this offering is being funded by our existing capital and long-term debt. As a result of the early stage of this business, we expect to report significant operating losses through at least the end of our current fiscal year. We cannot assure you that we will ever achieve positive cash flow from our operations and we face numerous risks associated with this business.

In January 2001, we decided to exit the consumer Internet appliance and service business due to, among other things, our continued losses and inability to raise additional capital to fund that business. We have restated the accompanying financial statements to present our consumer Internet appliance and service business as a discontinued operation for all historical periods presented. See Note 2, Discontinued Operations.

To date, we have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, and the initial public offering of our common stock on March 17, 2000. On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility for equipment and software purchases of up to $2.5 million and a revolving loan facility for working capital of up to $5.0 million. As of July 31, 2002, we had borrowed approximately $732,000 under the term loan facility, and had not borrowed any amount under the revolving loan facility. In the future, we expect to seek additional funding through private or public equity offerings, additional credit facilities or other financing arrangements, at least until such time as we achieve positive cash flow from operations. However, we cannot assure you that such financing will be available or that we will ever achieve positive operating cash flows.

On January 24, 2002, our board of directors adopted a new fiscal year end. Our new fiscal year will end on January 31, beginning with the fiscal year ending January 31, 2003. Information covering the transition period from January 1, 2002 to January 31, 2002 was included in our quarterly report on Form 10-Q for the quarterly period ending April 30, 2002. The separate audited financial statements required for the transition period of January 1, 2002 to January 31, 2002 will be included in our Annual Report on Form 10-K for the fiscal year ending January 31, 2003.

We have not presented financial statements for the three months ended July 31, 2001 and six months ended July 31, 2001, but have instead presented financial statements for the three months ended June 30, 2001 and six months ended June 30, 2001, in compliance with Rule 13a-10 of the Securities Exchange Act of 1934. Because the adoption of a new fiscal year resulted in only a one month change in annual and quarterly financial reporting periods, and considering that there would be little change due to the early stage of our continuing business, we believe that the financial information for our current fiscal year is sufficiently comparable to the corresponding financial information for our last fiscal year, as originally reported, in terms of seasonal and other factors. Accordingly, we did not deem it practical, nor could we justify the additional cost, to prepare and present financial statements for the three months ended July 31, 2001 and six months ended July 31, 2001.

In the opinion of our management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of such information. We derived the balance sheet as of December 31, 2001 from our audited financial statements as of that date. While we believe that the disclosures are adequate to make the information not misleading, we suggest that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. Interim results are not necessarily indicative of results we expect in future periods.

(2)    Discontinued Operations

We have experienced operating losses since our inception primarily as a result of selling our Internet appliance at a significant loss; trying to build and support our Internet service offering for Internet appliance customers; expanding our subscriber base; and ultimately winding this business down.

In November 2000, we began shifting our business model to focus on providing an offering for information systems and away from our consumer Internet offering. In connection with this shift in focus, we restructured our operations. In February 2001, we entered into an agreement with a third party for the transfer of our service obligations relating to most of our existing customers, and we transferred approximately 50,000 of our customers to the third party’s service on March 12, 2001. We ceased providing any Internet access service to our remaining customers in June 2001. In December 2001, any obligation for us to continue providing support services for other Internet service providers expired. Effective January 1, 2002, the third party began operating the Internet portal for their customers who had been using our portal. In general, we have exited our consumer-focused business entirely, but we continue to have certain obligations, contingencies and potential liabilities relating to this business.

We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our Internet appliance and service business. During the three months ended July 31, 2002, we increased our reserve for facility lease costs by approximately $813,000, and recorded an additional expense for discontinued operations, due to the continuing weakness in the commercial real estate market in Austin, Texas, where the facility is located. As of July 31, 2002, we had accrued approximately $3.9 million for costs that we estimated we would incur in future periods, consisting primarily of approximately $3.1 million relating to facility lease costs and approximately $800,000 relating to estimated legal fees and other expenses. The accrued costs have been recorded within our continuing operations accrued liabilities, as they will be paid out of our assets. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

On October 25, 2000, our board of directors approved a restructuring plan designed to reduce our cost structure by consolidating facilities and reducing our workforce. As a result, we recorded restructuring charges of approximately $1.1 million and $3.4 million in 2000 and 2001, respectively, and approximately $813,000 in the first six months of our current fiscal year, primarily consisting of costs associated with closing facilities, employee severance and benefits and a facility lease that we are not utilizing. As of July 31, 2002, we had accrued restructuring charges of approximately $3.1 million. In January 2001, our board of directors adopted a new business strategy, which resulted in additional reductions in our workforce. The following table provides a summary of restructuring charges and changes in the restructuring accrual for the six months ended July 31, 2002:

	Accrual at July 31, 2002	Cash payments in the six months ended July 31, 2002	Expensed in the six months ended July 31, 2002	Accrual at January 31, 2002
Facility lease costs	$3,076,109	$391,198	$813,033	$2,654,274

(3)    Inventories

Our inventories are stated at the lower of actual cost (first-in, first-out method) or market value (estimated net realizable value). The valuation of inventories at the lower of actual cost or market value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold. These estimates are dependant on our assessment of expected orders from our customers. As of July 31, 2002, our inventories consisted of component parts of approximately $510,000 and finished goods of approximately $33,000.

(4)    Long-Term Debt

On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving credit facility, we can borrow up to $5.0 million for working capital purposes, subject to availability under a borrowing base. As of July 31, 2002, we had borrowed approximately $732,000 under the term loan facility, and had not borrowed any amount under the revolving loan facility.

All amounts we borrow under the term loan facility amortize over periods ending no later than January 30, 2006. The revolving credit facility terminates and all amounts we borrowed thereunder and have not previously repaid are due and payable in full (including any accrued interest) on July 30, 2004. Advances under both facilities accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum.

The loan agreement contains customary covenants, and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

(5)    Net Loss Per Share

We present basic and diluted net loss per share in conformity with Statement of Financial Accounting Standard No. 128, “Earnings Per Share.” In accordance with Statement of Financial Accounting Standard No. 128, we compute basic loss per share using the weighted average number of common shares outstanding during the period. Our diluted loss per share is equivalent to basic loss per share because outstanding common stock equivalents are anti-dilutive. Our common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants, and the lapsing of restrictions on shares of restricted common stock.

(6)    Capital Stock

Common Stock

On August 9, 2001, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of our common stock at a ratio of not less than one-for-three and not more than one-for-twenty, to be determined at the discretion of our board of directors. On August 9, 2001, our board of directors determined to implement a one-for-fifteen reverse stock split, to be effective August 20, 2001. On August 20, 2001, every fifteen shares of our common stock outstanding were converted into one share of common stock. We have adjusted all common stock information to reflect the reverse stock split.

Restricted Stock

We have reserved 34,548 shares of restricted common stock for issuance under our stock incentive plan, which shares we granted in 2001 in exchange for certain of our outstanding stock options. The shares of restricted stock will vest over various increments depending on the vesting schedule of the stock options exchanged, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent certain shares of restricted stock are not then fully vested, one-third of such shares will immediately vest.

(7)    Stock Options

Stock Incentive Plan

In March 2002, we granted to a newly-elected non-employee director an option to purchase 6,667 shares of common stock at an exercise price of $8.30 per share, which was immediately vested and exercisable. In April 2002, we granted to members of our technical advisory group options to purchase an aggregate of 12,000 shares of common stock at an exercise price of $11.50 per share, which were immediately vested and exercisable. Between January 31, 2002 and July 31, 2002, we granted to employees options to purchase an aggregate of 154,500 shares of common stock at exercise prices ranging from $6.90 to $12.45 per share, which will vest over a period of four years. As of July 31, 2002, we have outstanding options with the right to purchase 713,533 shares of common stock. In addition, we have 34,548 shares of restricted stock reserved for issuance, which are subject to forfeiture under certain circumstances.

We have recorded approximately $220,000 and $507,000 of compensation expense for the three months ended July 31, 2002 and the six months ended July 31, 2002, respectively, primarily as a result of our granting stock options in 1999 and 2000 with exercise prices below the estimated fair value of our common stock at the date of grant, as a result of granting shares of restricted stock during 2001 and also as a result of granting vested options to members of our technical advisory group during 2002. We will amortize the remaining deferred compensation of approximately $1.4 million over the applicable vesting period of outstanding options and restricted stock.

(8)    Commitments and Contingencies

We lease our office space and certain equipment under non-cancelable operating leases expiring in various years through 2005. Terms of our facility leases call for letters of credit totaling approximately $1.7 million. We have pledged certificates of deposit (included in other noncurrent assets) as collateral for those letters of credit. As of July 31, 2002, we had a reserve of approximately $3.1 million for future commitments under these facility leases.

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

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 200 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The lawsuit alleges that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our common stock, by the underwriters requiring certain of their customers to purchase stock in our initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our common stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. We believe that the lawsuit is without merit and we intend to defend it vigorously. To the extent the plaintiffs are successful in this action, we intend to seek indemnification and/or contribution from the underwriters pursuant to our underwriting agreement with them. However, there can be no assurance that such rights will be available to us or enforceable against the underwriters.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
    CONDITION.

This report, including the discussion in Management’s Discussion and Analysis of Results of Operations and Financial Condition, contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Factors Affecting Operating Results” and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission. We urge you to review carefully the section “Factors Affecting Operating Results” in this report for a more complete discussion of the risks associated with an investment in our securities.

On January 24, 2002, our board of directors adopted a new fiscal year end. Our new fiscal year will end on January 31, beginning with the fiscal year ending January 31, 2003. Information covering the transition period from January 1, 2002 to January 31, 2002 was included in our quarterly report on Form 10-Q for the quarterly period ending April 30, 2002. The separate audited financial statements required for the transition period will be included in our annual report on Form 10-K for the fiscal year ending January 31, 2003.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our discontinued operations, deferred taxes, impairment of long-lived assets, litigation and inventory. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, proposes a new requirement that all public companies include a discussion of critical accounting policies or methods used in the preparation of financial statements.

The following are among the most critical of our accounting policies:

Revenue Recognition.    We are still in the early stages of our business plan. We have not yet recognized revenue from continuing operations. We plan to start shipping our products in the third quarter of our current fiscal year. We plan to derive revenue primarily from sales of our hardware-based security systems and appliances and maintenance, and to a lesser extent, from software products and services. We plan to sell primarily to resellers, including value-added resellers (VARs) and systems integrators. We will generally recognize revenue when pervasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable, usually at the time the products are shipped to the resellers. We do not plan on resellers holding a significant amount of inventory of our products, if at all. As a result, we expect returns to be minimal. We do not anticipate that our agreements with resellers will include stock rotation rights or price protection. Estimated rebates we will pay to resellers for achieving purchasing targets will be recorded as a reduction of revenue at the date of sale. Securities and Exchange Commission Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements, requires a company to be able to estimate returns and warranty expenses prior to recognizing revenue. Since we have no history selling our products, we anticipate that we will not be able to estimate returns and recognize revenue until at least the fourth quarter of our current fiscal year, after our products have been purchased by customers and installed and operating at customer locations for some period of time. Any revenue from the sales of our products, prior to the time we are able to estimate returns and warranty expense, will be deferred.

Discontinued Operations.    We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our discontinued operations. During the three months ended July 31, 2002, we increased our reserve for facility lease costs by approximately $813,000, and recorded an additional expense in that amount for discontinued operations, due to the continuing weakness in the commercial real estate market in Austin, Texas, where the facility is located. As of July 31, 2002, we had accrued approximately $3.9 million for costs estimated to be incurred in future periods, consisting primarily of approximately $3.1 million relating to facility lease costs, and approximately $800,000 relating to estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

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

Significant judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the near future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100%

valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax assets as of July 31, 2002 is zero.

Impairment of Long-Lived Assets.    We evaluate the recoverability of our long-lived assets and review these assets for recoverability when events or circumstances indicate a potential impairment. Factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected operating results;

•	significant changes in the manner or use of the assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

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

Litigation.    We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part on the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to both the amount and range of loss on certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. At July 31, 2002, we had approximately $800,000 accrued for legal fees and other expenses, which is included in the estimated loss for discontinued operations.

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

Our UnityOne line of network security systems includes hardware and software designed to enable enterprises to protect their information systems from hostile, malicious or cyber-terrorist attacks, including, among others, attacks commonly referred to as viruses, worms, trojans and denial-of-

service attacks, by detecting and blocking such attacks without compromising network performance. Our network-defense systems deliver highly reliable attack detection and prevention functions in a single appliance at very high, or gigabit, speeds. Our systems, which are based upon custom high-speed security specific processors, analyzes network traffic and, when a threat is detected, blocks the malicious traffic before damage occurs. Unlike software based intrusion detection systems, our systems are part of the network infrastructure and continuously monitor, detect and block hostile network traffic.

Results of Continuing Operations

Revenues

We are still in the early stages of our business plan. We have announced and are marketing our network defense systems. We have no sales contracts with prospective customers for our suite of products to date. We had no revenue from continuing operations for either the three months ended July 31, 2002 or for the six months ended July 31, 2002. We plan to start shipping our products in the third quarter of our current fiscal year. We plan to derive revenue primarily from sales of our hardware-based security systems and appliances and maintenance, and to a lesser extent, from software products and services. We plan to sell primarily to resellers, including value-added resellers (VARs) and systems integrators. We will generally recognize revenue when pervasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable, usually at the time the products are shipped to the resellers. We do not plan on resellers holding significant amounts of inventory of our products, if at all. As a result, we expect returns to be minimal. We do not anticipate that our agreements with resellers will include stock rotation rights or price protection. Estimated rebates we will pay to resellers for achieving purchasing targets will be recorded as a reduction of revenue at the date of sale. Since we have no history selling our products, we anticipate that we will not be able to estimate returns and recognize revenue until at least the fourth quarter of our current fiscal year, after our products have been purchased by customers and installed and operating at customer locations for some period of time. Any revenue from the sales of our products, prior to the time we are able to estimate returns and warranty expense, will be deferred.

Expenses

Research and development expenses.    For the three months ended July 31, 2002 and June 30, 2001, research and development expenses of continuing operations totaled approximately $4.1 million and $2.8 million, respectively, including stock-based compensation totaling approximately $160,000 and $147,000, respectively. For the six months ended July 31, 2002 and June 30, 2001, research and development expenses of continuing operations totaled approximately $8.1 million and $5.1 million, respectively, including stock-based compensation totaling approximately $382,000 and $314,000, respectively. The increase in research and development expenses during the three months ended July 31, 2002 and the six months ended July 31, 2002 was primarily due to an increase in employment costs and expenses incurred in the development of our product offering.

Sales and marketing expenses.    Sales and marketing expenses of continuing operations totaled approximately $890,000 and $1.5 million for the three months ended July 31, 2002 and for the six months ended July 31, 2002, respectively, including stock-based compensation totaling approximately $7,000 and $14,000, respectively. These expenses compare with no expenses incurred during the three months ended June 30, 2001 and six months ended June 30, 2001. The increase in sales and marketing expenses during the three months ended July 31, 2002 and the six months ended July 31, 2002 was the result of the initiation of marketing efforts of our network security systems.

General and administrative expenses.    For the three months ended July 31, 2002 and June 30, 2001, general and administrative expenses of continuing operations were approximately $1.4 million and $1.7 million, respectively, including stock-based compensation totaling approximately $56,000 and $63,000, respectively. For the six months ended July 31, 2002 and June 30, 2001, general and administrative expenses of continuing operations were approximately $2.6 million and $3.6 million, respectively, including stock-based compensation totaling approximately $111,000 and $120,000, respectively. The decrease in general and administrative expenses during the three months ended July 31, 2002 and the six months ended July 31, 2002 was primarily the result of a decrease in employment and corporate facility costs.

Interest income.    For the three months ended July 31, 2002 and June 30, 2001, interest income, net of interest expense, totaled approximately $160,000 and $760,000, respectively. For the six months ended July 31, 2002 and June 30, 2001, interest income, net of interest expense, totaled approximately $350,000 and $1.7 million, respectively. The decrease in interest income during the three months ended July 31, 2002 and the six months ended July 31, 2002 was due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions during that period, as well as a general reduction in the average yield earned on invested funds.

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

We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of the discontinued operations. The net loss from our discontinued operations totaled approximately $813,000 for the three months ended July 31, 2002. Net loss from our discontinued operations totaled approximately $8 million for the six months ended June 30, 2001, compared to a net loss of approximately $813,000 for the six months ended July 31, 2002. The net loss from discontinued operations for the six months ended June 30, 2001 includes a reserve of approximately $2.5 million established for estimated future net losses to be incurred relating to this discontinued business. The net loss from discontinued operations for the periods ended July 31, 2002 consists of an increase in our reserve of approximately $813,000 for facility lease costs, which increase was due to the continuing weakness in the commercial real estate market in Austin, Texas, where the facility is located. As of July 31, 2002, we had accrued approximately $3.9 million for costs estimated to be incurred in future periods related to this discontinued business, consisting primarily of approximately $3.1 million relating to facility lease costs and approximately $800,000 relating to estimated legal fees and other expenses.

We have continuing material commitments under certain contracts related to this discontinued business, including approximately $3.1 million under a facility lease expiring in 2005.

Liquidity and Capital Resources

From inception in January 1999 through July 31, 2002, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $230 million. As of July 31, 2002, we had approximately $28.5 million in cash, cash equivalents and short-term investments, compared to approximately $40.5 million and $42.3 million at January 31, 2002 and December 31, 2001, respectively. Although we have taken steps to decrease our operating expenses, our business plan will require significant capital to fund operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations.

On July 30, 2002, we entered into a loan and security agreement with a commercial bank. The loan agreement consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving credit facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of July 31, 2002, we had borrowed approximately $732,000 under the term loan facility, and had not borrowed any amount under the revolving loan facility.

All amounts borrowed under the term loan facility amortize over periods ending no later than January 30, 2006. The revolving credit facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 30, 2004. Advances under both facilities accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum. The loan agreement contains customary covenants and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

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

For the six months ended July 31, 2002, working capital decreased by approximately $12.1 million, to $24.0 million as of July 31, 2002 from $36.1 million as of January 31, 2002. The decrease in working capital during the six months ended July 31, 2002 was primarily the result of losses incurred in our continuing operations during the period.

Net cash used in continuing operating activities was approximately $10.3 million for the six months ended July 31, 2002, compared to net cash used in continuing operating activities of approximately $15 million for the six months ended June 30, 2001. The decrease in cash used in continuing operating activities in the first six months of 2002, as compared with the first six months of 2001 was primarily the result of an increase in accounts payable and accrued liabilities during that period, as compared with a decrease in accounts payable and accrued liabilities during 2001, and an increase in losses from continuing operations.

Net cash provided by investing activities was approximately $4 million for the six months ended July 31, 2002, compared to net cash used in investing activities of approximately $8 million for the six months ended June 30, 2001. Cash provided by investing activities consists of the net result of the sale and purchase of property and equipment and the maturity and purchase of certain investment securities.

Net cash provided by financing activities was approximately $750,000 for the six months ended July 31, 2002, compared to net cash used in financing activities of approximately $9,000 for the six months ended June 30, 2001. This increase in net cash from financing activities was primarily the result of initial borrowings under our new term loan facility.

Net cash used in discontinued operations was approximately $580,000 for the six months ended July 31, 2002, as compared to net cash used in discontinued operations of approximately $550,000 for the six months ended June 30, 2001.

Recently Issued Accounting Standards

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We do not expect the adoption of either SFAS No. 141 or 142 to have a significant impact on our financial condition or results of operation.

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

In July 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material impact on our financial statements upon adoption of SFAS 146.

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

As part of our restructuring effort begun in late 2000, we changed our strategic focus. Successful implementation of our reorganization continues to involve several risks. These risks include:

•	reliance upon unproven products and technology;

•	our unproven and evolving business model;

•	market acceptance of our new products and any additional products we are able to develop;

•	our ability to anticipate and adapt to a developing market and to rapidly changing technologies;

•	the effect of competitive pressures in the marketplace;

•	our need to structure our internal resources to support the development, marketing and future growth of our product offerings;

•	uncertainties concerning our strategic direction and financial condition;

•	our need for large enterprises to launch and maintain information systems that create a need for our products;

•	our need to introduce additional reliable products that meet the demanding needs of large enterprises; and

•
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

Current and potential competitors in our target market include the following, all of which sell worldwide or have a presence in most of the major geographical markets for their products:

•	intrusion detection system vendors such as Internet Security Systems, Inc., Cisco Systems, Inc., Symantec Corporation, OneSecure Inc., IntruVert Networks Inc. and Intrusion Inc.;

•	firewall and virtual private network software vendors such as Check Point Software Technologies Ltd, Symantec Corporation and Crossbeam Systems, Inc.;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc., iPolicy Networks and WatchGuard Technologies, Inc.;

•	computer and network component manufacturers; and

•	low cost Internet hardware suppliers with products that include network security functionality.

Many of these current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Many of these competitors may also have existing relationships with the resellers who we will use to sell our products. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

If we are unable to acquire key components or are unable to acquire them on favorable terms, our business will suffer.

Some key processors and other components of our line of products on which we rely are currently available only from single or limited sources. In addition, some of these suppliers will also be supplying certain of our competitors. We cannot be certain that our suppliers will be able to meet our demand for components in a timely and cost-effective manner. We expect to carry very little inventory of some of our products and product components, and we will rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based upon forecasts we provide. Some of the semiconductors and processors we require are very complex, and we may not be able to develop an alternate source in a timely manner, which could hurt our ability to deliver our products to our customers. If we are unable to buy these components on a timely and a cost-efficient basis, we will not be able to deliver products to our customers, which would negatively impact future revenues and, in turn, seriously harm our business.

At various times, some of the key components for our products have been in short supply. Delays in receiving components will harm our ability to deliver our products on a timely basis. In addition, because we expect to rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet customer demand, customers could choose to purchase competing products.

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

Our reliance on third-party manufacturers also exposes us to the following risks outside our control:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if one of our manufacturers is unable to complete production;

•	inability to control delivery schedules;

•	unpredictability of manufacturing yields; and

•	inability to maintain the financial strength to meet procurement and manufacturing needs.

If we fail to develop or maintain relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products and our operating results would suffer.

We expect to derive the bulk of our total revenues from resellers. Sometimes purchasers of network security solutions choose their products based upon which network security solution is carried by the reseller from which they buy other products rather than solely on performance characteristics. We do not expect to have any long-term contracts or minimum purchase commitments with any of our resellers. In addition, our resellers may sell products that are competitive with ours, may devote more resources to those competitive products and may cease selling our products altogether. If we fail to develop and maintain relationships with significant resellers, or if these resellers are not successful in their sales efforts, significant sales of our products may not materialize and our operating results will suffer.

Marketing to most of our target customers involves long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

We will market our line of products primarily to large enterprises and the federal government through resellers. A prospective customer’s decision to purchase our products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision on a timely basis may delay the purchase of our products. As a result, we expect that the sales cycle for our network security solutions typically will be 60 to 180 days. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our line of products and services, which could materially and adversely affect our business.

Even after making the decision to purchase our products, our customers may not deploy our products broadly within their networks. We expect the timing of implementation to vary widely, depending on the complexity of the customer’s network environment, the size of the network deployment, the skill set of the customer and the degree of hardware and software configuration necessary to deploy our products. Customers with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our network security products also require a significant outlay of capital from customers. As a result, there may be a further delay before we can begin to realize revenues from our current business.

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

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Our facilities are located in Austin, Texas, which has a high demand for technical and other personnel. Competition for qualified personnel possessing the skills necessary for success in the competitive market of the network security industry is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. Because of our unsuccessful first attempt at achieving profitability, we may have a more difficult time in attracting and retaining the employees we need.

We will also offer support and other services through maintenance and other agreements. Although we plan to provide support services sufficient to meet our expected business level, our growth will be limited in the event we are unable to hire or retain support services personnel or subcontract these services to qualified third parties.

We may need to hire a number of additional engineering, research and development, business development, support and marketing employees in our current fiscal year and beyond, including employees with experience in the network security industry, to develop and grow our business. If we fail to attract qualified personnel or retain current employees we need, including our executive officers and other key employees, we may not be able to generate revenues. Our relationships with these officers and key employees are “at will.” Moreover, we do not have “key person” life insurance policies covering any of our employees.

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

We expect to introduce new products and enhancements to address current and evolving customer requirements. We also expect to develop products with strategic partners and incorporate advanced third-

party security capabilities into our products. We may not be able to develop new products or product enhancements in a timely manner, or at all. If we fail to develop or introduce these new products and product enhancements, such failure might cause our products to be less competitive and our ability to generate revenues to decline. In addition, our assumptions about customer requirements may be wrong. Even if we are able to develop and introduce new products and enhancements, these products or enhancements may not achieve widespread market acceptance. Any failure of our future products or product enhancements to achieve market acceptance could cause our business to suffer.

If we are unable to integrate our products with our customers’ networks, our business will suffer.

The network security solutions that we are marketing must interface with our customers’ existing networks, each of which will likely have different specifications and utilize multiple protocol standards. Many of our prospective customers’ networks contain multiple generations of hardware and software that have been added over time as these networks have grown and evolved. In order to meet our customers’ requirements, our products must interoperate with all of the hardware and software within these networks, as well as with hardware and software that might be added to these networks in the future. If we find errors in the existing software used in our customers’ networks, we may have to modify our software to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those within our customers’ networks, installations could be delayed or orders for our products could be cancelled, which could significantly impact our anticipated revenues, and our business would suffer materially.

Our business will suffer if our target customers do not accept our network security solutions.

Our future revenues and profits, if any, will depend upon the widespread acceptance and use of network security technology by our target market. Substantially all of our anticipated revenues may come from sales of one or two product lines, making us dependent on widespread market acceptance of these products. We may be more dependent on the market acceptance of individual product lines than our competitors with broader offerings. Factors that may affect the market acceptance of our anticipated line of products include:

•	adoption of advanced network security products and technologies;

•	the need, or perceived need, to maintain or increase network connection speed when adding network security devices;

•	the performance, price and total cost of ownership of our line of products;

•	the availability and price of competing products and technologies; and

•	the success and development of our business development and marketing organizations.

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

We will offer a warranty on all of our products, allowing the customer to have any defective unit repaired or to receive a replacement product. Our products may contain undetected errors or defects. If one of our products fails, we may have to replace all affected products without being able to book any revenue for the replacement units, or we may have to refund the purchase price for the defective units. Some errors are discoverable only after a product has been installed and used by customers. Any errors discovered after commercial availability of our products could result in loss of anticipated revenues and claims against us.

If we are unable to fix errors or other problems that later are identified after installation, in addition to the consequence described above, we could experience:

•	failure to achieve market acceptance;

•	loss of customers;

•	loss of or delay in revenues and loss of market share;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

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

If an actual or perceived breach of network security occurs in one of our customer’s security systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose existing and potential customers or cause us to lose existing and potential resellers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

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

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. In the future, we may become a party to litigation to protect our intellectual property or as a result of an alleged infringement by us of another party’s intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

•	stop or delay selling, integrating or using products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms, or at all; or

•	redesign the products that use that technology.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 56% of our outstanding stock as of July 31, 2002. These stockholders, if acting together, would be able to determine all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

As of July 31, 2002, we had approximately $28.5 million in cash, cash equivalents and short-term investments on hand. We also recently entered into a loan agreement consisting of term loan facility for equipment and software purchases of up to $2.5 million and a revolving loan facility for working capital of up to $5.0 million. We expect our cash, cash equivalents and short-term investments on hand and these new credit facilities will meet our working capital and capital expenditure needs for the next 12 months We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	variations in the magnitude of our losses from operations from quarter to quarter;

•	changes in market valuations of companies in the network security industry;

•
announcements by us or our competitors of new technology, products, services, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that affect our prospects and our relative competitive position in our prospective markets;

•	our inability to locate or maintain suppliers of components of our line of network security products at prices that will allow us to attain profitability;

•	product or design flaws, or our inability to bring functional products to market, product recalls or similar occurrences, or failure of a substantial market to develop for our planned products;

•	additions or departures of key personnel;

•	sales of capital stock in the future;

•	stock liquidity or cash flow constraints; and

•	fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile technology companies pursuing untested markets and new technology.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. Changes in interest rates affect the income we earn on our cash and cash equivalents and short-term investments, and interest expense on our short-term and long-term borrowings. We limit our interest rate risks by placing our marketable securities investments with high quality issuers, principally the United States government, and corporate debt securities with terms of less than one year. We do not expect any material losses from our marketable securities investments and believe that our interest rate exposure is modest. We do not currently have, or hedge against, foreign currency exposure.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders voted on one matter at our annual meeting of stockholders held on May 23, 2002. Our stockholders reelected John F. McHale, Michael R. Corboy, Grant A. Dove, Sandra England, David S. Lundeen, Kip McClanahan, Thomas J. Meredith and Paul S. Zito to our Board of Directors. Voting tabulations for the election of the above directors were as follows:

Name	For	Withheld
John F. McHale	3,232,868	221,771
Michael R. Corboy	3,233,146	221,493
Grant A. Dove	3,233,153	221,486
Sandra England	3,233,184	221,455
David S. Lundeen	3,233,165	221,474
Kip McClanahan	3,233,185	221,454
Thomas J. Meredith	3,233,185	221,454
Paul S. Zito	3,233,161	221,478

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

3.1	Amended and Restated Bylaws

10.1	Amended and Restated 2000 Employee Stock Purchase Plan

(b)  No reports on Form 8-K were filed during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

Date: September 6, 2002	By:	/s/ JAMES E. CAHILL
James E. Cahill Vice President, Chief Financial Officer and General Counsel

CERTIFICATIONS:

I, John F. McHale, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of TippingPoint Technologies, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	By:	/s/ JOHN F. MCHALE
John F. McHale Chairman of the Board, President and Chief Executive Officer

I, James E. Cahill, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of TippingPoint Technologies, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	By:	/s/ JAMES E. CAHILL
James E. Cahill Vice President, Chief Financial Officer and General Counsel

EXHIBIT INDEX

3.1	Amended and Restated Bylaws

10.1	Amended and Restated 2000 Employee Stock Purchase Plan