Form 10-Q
period 2002-10-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2002-12-13
CIK 1097297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For Quarter Ended October 31, 2002

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

The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2002.

Class	Number of Shares
Common Stock, $0.01 par value	5,231,492

TIPPINGPOINT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

TIPPINGPOINT TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	October 31, 2002	January 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$32,348,646	$40,512,649	$42,297,751
Prepaid expenses and other current assets	1,262,226	1,007,468	899,613
Inventory	916,179	50,615	—

Total current assets	34,527,051	41,570,732	43,197,364

Property and equipment, net	5,620,945	5,535,872	5,669,136
Net assets from discontinued operations	—	—	375,000
Other	1,868,049	2,071,006	1,841,738

	$42,016,045	$49,177,610	$51,083,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$678,458	$620,615	$138,127
Current portion of long-term debt	330,492	—	—
Accrued liabilities	5,122,029	4,894,123	5,478,881

Total current liabilities	6,130,979	5,514,738	5,617,008
Long-term debt	642,314	—	—
Other liabilities	407,980	522,730	535,480

Total liabilities	7,181,273	6,037,468	6,152,488

Stockholders’ equity:
Common stock	52,315	40,495	40,460
Additional paid-in capital	314,744,995	304,796,929	304,779,058
Deferred stock-based compensation	(1,134,875)	(1,925,795)	(2,002,515)
Stockholder notes receivable	(652,800)	(652,800)	(652,800)
Accumulated other comprehensive income/(loss)	12,371	(209)	5,329
Accumulated deficit	(278,187,234)	(259,118,478)	(257,238,782)

Total stockholders’ equity	34,834,772	43,140,142	44,930,750

	$42,016,045	$49,177,610	$51,083,238

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2002	September 30, 2001	October 31, 2002	September 30, 2001
Operating expenses:
Research and development	$4,241,272	$3,825,706	$12,314,765	$8,964,202
Sales and marketing	1,204,576	403,335	2,706,006	403,335
General and administrative	1,146,814	1,402,033	3,724,110	5,015,110

Total operating expenses	6,592,662	5,631,074	18,744,881	14,382,647

Operating loss	(6,592,662)	(5,631,074)	(18,744,881)	(14,382,647)
Interest income, net	142,243	549,532	489,158	2,276,561

Loss from continuing operations	(6,450,419)	(5,081,542)	(18,255,723)	(12,106,086)
Discontinued operations:
Loss from operations of a discontinued business	—	—	—	(3,697,206)
Loss on disposal of a discontinued business, including provision for operating losses during phase-out period	—	—	(813,033)	(4,290,700)

Net loss	$(6,450,419)	$(5,081,542)	$(19,068,756)	$(20,093,992)

Per share data:
Net loss	$(6,450,419)	$(5,081,542)	$(19,068,756)	$(20,093,992)

Net basic and diluted loss from continuing operations per common share	$(1.45)	$(1.26)	$(4.36)	$(2.99)
Net basic and diluted loss from discontinued operations per common share	—	—	(0.19)	(1.98)

Net basic and diluted loss per common share	$(1.45)	$(1.26)	$(4.55)	$(4.97)

Weighted average common shares outstanding	4,435,640	4,044,447	4,184,912	4,041,890

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 31, 2002	September 30, 2001
Cash flows from continuing operating activities:
Loss from continuing operations	$(18,255,723)	$(12,106,086)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	2,358,683	2,235,676
Accretion of investment securities	(67,288)	(1,831,182)
Loss on sale of fixed assets	—	28,840
Stock-based compensation expense	683,815	721,486
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(245,415)	(730,077)
Inventory	(865,563)	—
Trade accounts payable and accrued liabilities	217,378	(8,757,343)
Other non-current assets	226,836	—

Net cash used in continuing operating activities	(15,947,277)	(20,438,686)

Cash flows from investing activities:
Purchases of property and equipment	(2,443,756)	(2,612,419)
Purchases of investment securities	(8,789,504)	(41,437,647)
Investment securities sold	—	4,942,639
Investment securities matured	14,800,000	57,245,568

Net cash provided by investing activities	3,566,740	18,138,141

Cash flows from financing activities:
Net proceeds from borrowings under long-term debt	972,806	—
Payment of debt issuance costs	(33,223)	—
Net proceeds from private placement offering of Company’s common stock	9,984,754	—
Decrease in restricted cash related to capital leases	—	481,511
Principal payments on capital lease obligations	—	(637,873)
Proceeds from issuance of common stock	54,898	33,148
Proceeds from exercise of stock options	27,339	32,685

Net cash provided by/(used in) financing activities	11,006,574	(90,529)

Cash (used in)/provided by discontinued operations	(859,411)	714,347

Net decrease in cash and cash equivalents	(2,233,374)	(1,676,727)

Cash and cash equivalents at beginning of period	28,543,568	27,352,409

Cash and cash equivalents at end of period	26,310,194	25,675,682
Short-term investments at end of period	6,038,452	22,494,118

Cash, cash equivalents and short-term investments at end of period	$32,348,646	$48,169,800

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

Currently, we develop, market and sell a network security offering that includes hardware and software designed to enable enterprises, government entities and service providers to prevent unauthorized intrusion into their information systems and networks. The development of this offering is being funded by our existing capital and debt. As a result of the early stage of this business, we expect to report significant operating losses through at least the end of our current fiscal year. We cannot assure you that we will ever achieve positive cash flow from our operations and we face numerous risks associated with this business.

In January 2001, we decided to exit the consumer Internet appliance and service business due to, among other things, our continued losses and inability to raise additional capital to fund that business. The accompanying financial statements present our consumer Internet appliance and service business as a discontinued operation for all historical periods. See Note 2, Discontinued Operations.

We have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, and the initial public offering of our common stock on March 17, 2000. On October 2, 2002, we closed a private placement of 1,158,098 shares of our common stock to certain investors, for a purchase price of $8.64 per share, and realized gross proceeds of approximately $10 million. As of October 31, 2002, we had borrowed approximately $1 million under our term loan facility, and had not borrowed any amount under our revolving loan facility.

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

We have not presented financial statements for the three months and nine months ended October 31, 2001, but have instead presented financial statements for the three months and nine months ended September 30, 2001, in compliance with Rule 13a-10 of the Securities Exchange Act of 1934. Because the adoption of a new fiscal year resulted in only a one month change in our annual and quarterly financial reporting periods, and considering that there would be little change in the reported information due to the early stage of our continuing business, we believe that the financial information for our current fiscal year is sufficiently comparable to the corresponding financial information for our last fiscal year, as originally reported, in terms of seasonal and other factors. Accordingly, we did not deem it practical, nor could we justify the additional cost, to prepare and present financial statements for the three months and nine months ended October 31, 2001.

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

We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our Internet appliance and service business. During the nine months ended October 31, 2002, we increased our reserve for facility lease costs by approximately $813,000, and recorded an additional expense for discontinued operations, due to the continuing weakness in the commercial real estate market in Austin, Texas, where the facility is located. As of October 31, 2002, we had accrued approximately $3.6 million for costs that we estimated we would incur in future periods, consisting primarily of approximately $2.8 million relating to facility lease costs and approximately $800,000 relating to estimated legal fees and other expenses. The accrued costs have been recorded within our continuing operations accrued liabilities, as they will be paid out of our assets. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

On October 25, 2000, our board of directors approved a restructuring plan designed to reduce our cost structure by consolidating facilities and reducing our workforce. As a result, we recorded restructuring charges of approximately $1.1 million and $3.4 million in 2000 and 2001, respectively, and approximately $813,000 in the first nine months of our current fiscal year, primarily consisting of costs associated with closing facilities, employee severance and benefits and a facility lease that we are not utilizing. As of October 31, 2002, we had accrued restructuring charges of approximately $2.8 million. In January 2001, our board of directors adopted a new business strategy, which resulted in additional reductions in our workforce. The following table provides a summary of restructuring charges and changes in the restructuring accrual for the nine months ended October 31, 2002:

	Accrual at October 31, 2002	Cash payments in the nine months ended October 31, 2002	Expensed in the nine months ended October 31, 2002	Accrual at January 31, 2002
Facility lease costs	$2,838,097	$629,210	$813,033	$2,654,274

(3) Inventories

Our inventories are stated at the lower of actual cost (first-in, first-out method) or market value (estimated net realizable value). The valuation of inventories at the lower of actual cost or market value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold. These estimates are dependant on our assessment of expected orders from our customers. As of October 31, 2002, our inventories consisted of component parts of approximately $760,000 and finished goods of approximately $150,000.

(4) Long-Term Debt

On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving credit facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of October 31, 2002, we had borrowed approximately $1 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

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

On October 2, 2002, we closed a private placement of 1,158,098 shares of our common stock to certain investors, for a purchase price of $8.64 per share, and realized gross proceeds of approximately $10 million. The investors included John F. McHale, our Chairman and Chief Executive Officer, and certain of our other existing stockholders, executive officers and directors.

Restricted Stock

We have reserved 33,424 shares of restricted common stock for issuance under our stock incentive plan, which shares we granted in 2001 in exchange for certain of our outstanding stock options. The shares of restricted stock will vest over various increments depending on the vesting schedule of the stock options exchanged, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent certain shares of restricted stock are not then fully vested, one-third of such shares will immediately vest.

(7) Stock Options

Stock Incentive Plan

In March 2002, we granted to a newly-elected non-employee director an option to purchase 6,667 shares of common stock at an exercise price of $8.30 per share, which was immediately vested and exercisable. In April 2002, we granted to members of our technical advisory group options to purchase an aggregate of 12,000 shares of common stock at an exercise price of $11.50 per share, which were immediately vested and exercisable. Between January 31, 2002 and October 31, 2002, we granted to employees options to purchase an aggregate of 267,500 shares of common stock at exercise prices ranging from $6.90 to $12.45 per share, which will vest over a period of four years. As of October 31, 2002, we have outstanding options with the right to purchase 778,181 shares of common stock. In addition, we have 33,424 shares of restricted stock reserved for issuance, which are subject to forfeiture under certain circumstances.

We have recorded approximately $175,000 and $680,000 of compensation expense for the three months and nine months ended October 31, 2002, respectively, primarily as a result of granting stock options in 1999 and 2000 with exercise prices below the deemed fair market value of our common stock for financial reporting purposes at the date of grant, granting shares of restricted stock during 2001, and granting vested options to members of our technical advisory group during 2002. We will amortize the remaining deferred compensation of approximately $1.1 million over the applicable vesting period of outstanding options and restricted stock.

(8) Commitments and Contingencies

We lease our office space and certain equipment under non-cancelable operating leases expiring at various times through 2005. Terms of our facility leases call for us to provide security to the lessor in the form of letters of credit totaling approximately $1.7 million. We have pledged certificates of deposit (included in other noncurrent assets) to the issuing bank as collateral for those letters of credit. As of October 31, 2002, we had a reserve of approximately $2.8 million for future commitments under these facility leases.

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

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The lawsuit alleges that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our common stock, by the underwriters requiring certain of their customers to purchase stock in our initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our common stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. We believe that the lawsuit is without merit and we intend to defend it vigorously. To the extent the plaintiffs are successful in this action, we intend to seek indemnification and/or contribution from the underwriters pursuant to our underwriting agreement with them. However, there can be no assurance that such rights will be available to us or enforceable against the underwriters.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

(9) Subsequent Events

On December 3, 2002 we announced that we had taken certain cost reduction steps, including a reduction in our work force, to accelerate time to profitability. All of the eliminated positions in the reduction were at our Austin, Texas operations, and were primarily in our research and development department.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

This report, including the discussion in this Management’s Discussion and Analysis of Results of Operations and Financial Condition, contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All of our statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of our plans, strategies and objectives for future operations; any statements concerning our proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

On January 24, 2002, our board of directors adopted a new fiscal year end. Our fiscal year will now end on January 31, beginning with the fiscal year ending January 31, 2003. Information covering the transition period from January 1, 2002 to January 31, 2002 was included in our quarterly report on Form 10-Q for the quarterly period ending April 30, 2002. The separate audited financial statements required for the transition period will be included in our annual report on Form 10-K for the fiscal year ending January 31, 2003.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, discontinued operations, deferred taxes, impairment of long-lived assets, litigation and inventory. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, proposes a new requirement that all public companies include a discussion of critical accounting policies or methods used in the preparation of financial statements.

The following are among the most critical of our accounting policies:

Revenue Recognition. We are still in the early stages of our business plan. We plan to derive revenue primarily from sales of our hardware-based security systems and appliances and maintenance, and to a lesser extent, from software products and services. We plan to sell primarily to resellers, including value-added resellers (VARs). We did not recognize any revenue from continuing operations during the three months ended October 31, 2002. Generally, we will recognize revenue when pervasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable, usually at the time the products are shipped to the resellers. We do not plan on resellers holding a significant amount of inventory of our products, if at all. As a result, we expect returns to be minimal. We do not anticipate that our agreements with resellers will include stock rotation rights or price protection. Estimated rebates we will pay to resellers for achieving purchasing targets will be recorded as a reduction of revenue on the date of sale. Securities and Exchange Commission Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements requires a company to estimate returns and warranty expenses prior to recognizing revenue. Since we have little history selling our products, we anticipate that we will not be able to estimate returns and recognize revenue until after our products have been purchased by customers, installed and are operating at customer locations for some period of time. Any revenue from the sales of our products, prior to the time we are able to estimate returns and warranty expense, will be deferred.

Discontinued Operations. We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our discontinued operations. During the nine months ended October 31, 2002, we increased our reserve for facility lease costs by approximately $813,000, and recorded an additional expense in that amount for discontinued operations, due to the continuing weakness in the commercial real estate market in Austin, Texas, where our facility that we are not using is located. As of October 31, 2002, we had accrued approximately $3.6 million for costs estimated to be incurred in future periods, consisting primarily of approximately $2.8 million relating to facility lease costs, and approximately $800,000 relating to estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

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

Significant judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the near future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax assets as of October 31, 2002 is zero.

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

Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to both the amount and range of loss on certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. At October 31, 2002, we had approximately $800,000 accrued for legal fees and other expenses, which is included in the estimated loss for discontinued operations.

Inventory. We adjust our inventory values so that the carrying value does not exceed net realizable value. We estimate net realizable value based upon forecasted demand. However, forecasted demand is subject to revisions and actual demand may differ from forecasted demand. This difference may have a material effect on our financial position and results of operations.

Overview

Since the beginning of 2001, our strategic focus has been on the development of hardware and software offerings that would enhance and manage various applications for high-speed information systems. In February 2002, we announced our entry into the network security industry with our UnityOneTM line of products, a natural extension of the development effort we undertook in 2001. This product line is designed to deliver a high-speed network defense solution to enterprises, including governmental agencies, who operate their own information systems. In September 2002, we announced the availability of our UnityOne product line. Going forward, we anticipate that we will primarily focus our efforts on developing and marketing products and services in the network security industry, including an extension of the UnityOne line with a product for telecommunication service providers. Prior to 2001, we primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. We discontinued this business in conjunction with the initiation of our current strategic focus. The financial statements included elsewhere in this report present this business as a discontinued operation for all historical periods.

Our UnityOne line of network security systems includes hardware and software designed to enable enterprises to protect their information systems from hostile, malicious or cyber-terrorist attacks, including, among others, attacks commonly referred to as viruses, worms, trojans and denial-of-service attacks, by detecting and blocking such attacks without compromising network performance. Our network-defense systems deliver highly reliable attack detection and prevention functions in a single appliance at very high, or gigabit, speeds. Our systems, which are based upon high-speed security specific processors, analyze network traffic and, when a threat is detected, block the malicious traffic before damage occurs. Unlike software based intrusion detection systems, our systems are part of the network infrastructure and continuously monitor, detect and block hostile network traffic.

Results of Continuing Operations

Revenues

We are still in the early stages of our business plan. We plan to derive revenue primarily from sales of our hardware-based security systems and appliances and maintenance, and to a lesser extent, from software products and services. We plan to sell primarily to resellers, including value-added resellers (VARs). We did not recognize any revenue from continuing operations during the three months ended October 31, 2002. We do not plan on resellers holding a significant amount of inventory of our products, if at all. As a result, we expect returns to be minimal. We do not anticipate that our agreements with resellers will include stock rotation rights or price protection. Any rebates we pay to resellers for achieving purchasing targets will be recorded as a reduction of revenue on the date of sale. Since we have no history selling our products, we anticipate that we will not be able to estimate returns and recognize revenue until after our products have been purchased by customers and installed and operating at customer locations for some period of time. Prior to the time we are able to estimate returns and warranty expense, we will not recognize sales of our products.

Expenses

Research and development expenses. For the three months ended October 31, 2002 and September 30, 2001, research and development expenses of continuing operations totaled approximately $4.2 million and $3.8 million, respectively, including stock-based compensation totaling approximately $126,000 and $151,000, respectively. For the nine months ended October 31, 2002 and September 30, 2001, research and development expenses of continuing operations totaled approximately $12.3 million and $9 million, respectively, including stock-based compensation totaling approximately $509,000 and $465,000, respectively. The increase in research and development expenses during the three months and the nine months ended October 31, 2002 was primarily due to an increase in employment costs and expenses incurred in the development of our product offering.

Sales and marketing expenses. For the three months ended October 31, 2002 and September 30, 2001, sales and marketing expenses of continuing operations totaled approximately $1.2 million, including no stock-based compensation, and $403,000, including stock-based compensation of approximately $7,000, respectively. For the nine months ended October 31, 2002 and September 30, 2001, sales and marketing expenses of continuing operations totaled approximately $2.7 million, including stock-based compensation of approximately $7,000, and $403,000, including stock-based compensation of approximately $7,000, respectively. The increase in sales and marketing expenses during the three months and the nine months ended October 31, 2002 was the result of the initiation of marketing efforts of our network security systems.

General and administrative expenses. For the three months ended October 31, 2002 and September 30, 2001, general and administrative expenses of continuing operations were approximately $1.1 million and $1.4 million, respectively, including stock-based compensation totaling approximately $57,000 and $135,000, respectively. For the nine months ended October 31, 2002 and September 30, 2001, general and administrative expenses of continuing operations were approximately $3.7 million and $5 million, respectively, including stock-based compensation totaling approximately $168,000 and $256,000, respectively. The decrease in general and administrative expenses during the three months and the nine months ended October 31, 2002 was primarily the result of a decrease in employment.

Interest income. For the three months ended October 31, 2002 and September 30, 2001, interest income, net of interest expense, totaled approximately $142,000 and $550,000, respectively. For the nine months ended October 31, 2002 and September 30, 2001, interest income, net of interest expense, totaled approximately $489,000 and $2.3 million, respectively. The decrease in interest income during the three months and the nine months ended October 31, 2002 was due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions during that period, as well as a general reduction in the average yield earned on invested funds.

Stock-based Compensation Expense. For the three months ended October 31, 2002 and September 30, 2001, we recorded stock-based compensation of approximately $175,000 and $293,000, respectively. For the nine months ended October 31, 2002 and September 30, 2001, we recorded stock-based compensation of approximately $680,000 and $720,000, respectively. We have recorded deferred stock compensation in connection with the granting of stock options that had exercise prices subsequently deemed to be below fair market value on the date of grant and the granting of shares of restricted stock. Deferred stock compensation represents the deemed fair market value of our common stock for financial reporting purposes on the date of grant of shares of restricted stock and the difference between the fair market value of our common stock for financial reporting purposes on the date of grant of stock options and the exercise price of those options. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable restricted stock or stock options, generally three years for restricted stock and four years for options, using the straight-line vesting method. This stock-based compensation expense relates to restricted stock and stock options granted to individuals in all operating expense categories and has been included with other expenses in those categories. As of October 31, 2002, approximately $1.1 million of deferred stock compensation remained unamortized. This amount will be amortized through the quarter ending April 30, 2005.

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

We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of the discontinued operations. The net loss from our discontinued operations totaled approximately $813,000 for the nine months ended October 31, 2002. Net loss from our discontinued operations totaled approximately $8 million for the nine months ended September 30, 2001, compared to a net loss of approximately $813,000 for the nine months ended October 31, 2002. The net loss from discontinued operations for the nine months ended September 30, 2001 includes a reserve of approximately $2.2 million established for estimated future net losses to be incurred relating to this discontinued business. The net loss from discontinued operations for the period ended October 31, 2002 consists of an increase in our reserve of approximately $813,000 for facility lease costs, which increase was due to the continuing weakness in the commercial real estate market in Austin, Texas, where the facility that we are not using is located. As of October 31, 2002, we had accrued approximately $3.6 million for costs estimated to be incurred in future periods related to this discontinued business, consisting primarily of approximately $2.8 million relating to facility lease costs, the full amount of our future lease obligations for our facility that we are not using, and approximately $800,000 relating to estimated legal fees and other expenses.

We have continuing material commitments and contingencies related to this discontinued business, including approximately $2.8 million under a facility lease expiring in 2005.

Liquidity and Capital Resources

From inception in January 1999 through October 31, 2002, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $240 million. As of October 31, 2002, we had approximately $32.3 million in cash, cash equivalents and short-term investments, compared to approximately $40.5 million and $42.3 million at January 31, 2002 and December 31, 2001, respectively. Our business plan will require significant capital to fund operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until such time as we achieve positive cash flows from operations.

On July 30, 2002, we entered into a loan and security agreement with a commercial bank. The loan agreement consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving credit facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of October 31, 2002, we had borrowed approximately $1 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

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

On October 2, 2002, we closed a private placement of 1,158,098 shares of our common stock to certain investors, for a purchase price of $8.64 per share, and realized gross proceeds of approximately $10 million. The investors included John F. McHale, our Chairman and Chief Executive Officer, and certain of our other existing stockholders, executive officers and directors.

For the nine months ended October 31, 2002, working capital decreased by approximately $7.7 million, to approximately $28.4 million, from approximately $36.1 million as of January 31, 2002. The decrease in working capital during the nine months ended October 31, 2002 was primarily the result of losses incurred in our continuing operations and capital expenditures during that period, which was partially offset by approximately $10 million in net proceeds from the sale of our common stock and approximately $973,000 in net proceeds from borrowings under our term loan facility during that period.

Net cash used in continuing operating activities was approximately $15.9 million for the nine months ended October 31, 2002, compared to net cash used in continuing operating activities of approximately $20.4 million for the nine months ended September 30, 2001. The decrease in cash used in continuing operating activities in the first nine months of our current fiscal year, as compared with the first nine months of 2001, was primarily the result of an increase in accounts payable and accrued liabilities of approximately $217,000 during our current fiscal year, as compared to a decrease of approximately $8.8 million in accounts payable and accrued liabilities during 2001, which was partially offset by an increase in losses from continuing operations in our current fiscal year.

Net cash provided by investing activities was approximately $3.6 million for the nine months ended October 31, 2002, compared to net cash used in investing activities of approximately $18.1 million for the nine months ended September 30, 2001. Cash provided by investing activities consists of the net result of the sale and purchase of property and equipment and the maturity and purchase of certain investment securities.

Net cash provided by financing activities was approximately $11 million for the nine months ended October 31, 2002, compared to net cash used in financing activities of approximately $91,000 for the nine months ended September 30, 2001. This increase in net cash from financing activities was primarily the result of approximately $10 million in proceeds from the sale of our common stock during the period and borrowings under our term loan facility.

Net cash used in discontinued operations was approximately $859,000 for the nine months ended October 31, 2002, as compared to net cash provided by discontinued operations of approximately $714,000 for the nine months ended September 30, 2001.

Recently Issued Accounting Standards

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

Factors Affecting Operating Results

There are numerous risks affecting our business, some of which are beyond our control. These risks relate to our efforts in implementing our current strategic focus and the launch of our network security product line. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Our future operating results and financial condition are heavily dependent on our ability to successfully develop, manufacture and market technologically innovative solutions in order to meet customer demands for network security. Inherent in this process are a number of factors that we must successfully manage if we are to achieve positive operating results in the future. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

We cannot predict our future results because we have a limited operating history and our line of products has only recently become generally available for purchase.

We have a limited operating history and little history operating our network security business. Our new line of products only recently became generally available for purchase, and we have not yet generated any revenues from that line of products. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues accurately. We were incorporated in January 1999 and we began offering an Internet appliance and service in November 1999. We began exploring a telecommunications infrastructure initiative in November 2000 and began to focus on our network security offering in the later half of 2001. Our network security offering is still in the early stage, and we have yet to recognize any revenues from this offering. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn significant revenues from the sale of such products, that our business model may not be profitable and other significant risks related to the our business model. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

We expect to incur operating losses throughout at least the remainder of our current fiscal year, and it is possible that we may never become profitable.

As part of our restructuring effort begun in late 2000, we changed our strategic focus. Successful implementation of our reorganization continues to involve several risks. These risks include:

•	reliance upon unproven products and technology;

•	our unproven and evolving business model;

•	market acceptance of our new products and any additional products that we may be able to develop;

•	our ability to anticipate and adapt to a developing market and to rapidly changing technologies;

•	the effect of competitive pressures in the marketplace;

•	our need to structure our internal resources to support the development, marketing and future growth of our product offerings;

•	uncertainties concerning our strategic direction and financial condition;

•	our need for large enterprises to launch and maintain information systems that create a need for our products;

•	our need to introduce additional reliable products that meet the demanding needs of large enterprises; and

•
our need to realign and enhance our business development, research and development, product development, consulting and support organizations, and to expand our distribution channels, to develop our business.

In addition, although we believe that the actions that we are taking under our business plan will help us become profitable, we cannot assure you that such actions will succeed in the long or short term.

Internal and external changes resulting from our reorganization may concern our prospective customers, strategic relationships, resellers and employees, and produce a prolonged period of uncertainty, which could have a material adverse affect on our business. Our strategy requires substantial changes, including pursuing new strategic relationships, increasing our research and development expenditures, adding employees who possess the skills we believe we will need going forward, investing in new technologies, establishing leadership positions in new high-growth markets, establishing distribution channels for our new products and realigning and enhancing our sales and marketing departments. Many factors may impact our ability to implement our strategy, including our ability to finalize agreements with other companies, sustain the productivity of our workforce, introduce innovative new products in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our transition and realignment.

Competition in the network security market may reduce the demand for, or price of, our products.

The market for network security products is highly competitive, and we expect competition to intensify in the future. Our competitors may introduce new competitive products for the same markets targeted by our line of products. These products may have better performance, lower prices and broader acceptance than our products. Competition may reduce the overall market for our products.

Current and potential competitors in our target market include the following, all of whom sell worldwide or have a presence in most of the major geographical markets for their products:

•	intrusion detection/protection system vendors such as Internet Security Systems, Inc., Cisco Systems, Inc., Symantec Corporation, OneSecure Inc., IntruVert Networks Inc. and Intrusion Inc.;

•	firewall and virtual private network software vendors such as Check Point Software Technologies Ltd, Symantec Corporation and Crossbeam Systems, Inc.;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc., iPolicy Networks and WatchGuard Technologies, Inc.;

•	computer and network component manufacturers; and

•	low cost Internet hardware suppliers with products that include network security functionality.

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

Some key processors and other components of our line of products upon which we rely are currently available only from single or limited sources. In addition, some of the suppliers of these components will also be supplying certain of our competitors. We cannot be certain that our suppliers will be able to meet our demand for components in a timely and cost-effective manner. We expect to carry very little inventory of some of our products and product components, and we will rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based upon forecasts we provide. Some of the semiconductors and processors we require are very complex, and we may not be able to develop an alternate source of supply in a timely manner, which could hurt our ability to deliver our products to our customers. If we are unable to buy these components on a timely and a cost-efficient basis, we may not be able to deliver products to our customers, which would negatively impact future revenues and, in turn, seriously harm our business.

At various times, some of the key components for our products have been in short supply. Delays in receiving components would harm our ability to deliver our products on a timely basis. In addition, because we expect to rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet our customers’ demand, those customers could choose to purchase competing products.

Our reliance on third parties to manufacture and assemble our products could cause a delay in our ability to fill orders, which might cause us to lose sales.

We currently do not have a long-term supply contract with any third parties to manufacture and assemble our UnityOne line of products. We are currently purchasing our products on a purchase order basis, and expect to continue this method of procurement indefinitely. If we cannot continue an arrangement with at least one contract manufacturer who agrees to manufacture our products on terms acceptable to us, we may not be able to produce and ship our products, and our business will suffer. If we fail to manage our relationships with our contract manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed.

The absence of dedicated capacity with our contract manufacturers means that, with little or no notice, they could refuse to continue manufacturing some or all of our products. Qualifying a new contract manufacturer and commencing volume production would be expensive and time-consuming. If we are required or choose to change contract manufacturers, we could lose revenues and damage our customer relationships.

Our reliance on third-party manufacturers also exposes us to the following risks that are outside our control:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if one of our manufacturers is unable to complete production;

•	inability to control delivery schedules;

•	unpredictability of manufacturing yields; and

•	inability of a manufacturer to maintain the financial strength to meet our procurement and manufacturing needs.

If we fail to develop or maintain relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products and our operating results will suffer.

We expect to derive the bulk of our total revenues from resellers. Sometimes purchasers of network security solutions choose their products based upon which network security solution is carried by the reseller from whom they buy other products, rather than solely on performance characteristics. We do not expect to have any long-term contracts or minimum purchase commitments with any of our resellers. In addition, our resellers may sell products that are competitive with ours, may devote more resources to those competitive products and may cease selling our products altogether. The resellers through whom we sell our products may not be successful in selling our products, for reasons beyond our control. If any of the foregoing occurs, our operating results will suffer.

Marketing to most of our target customers involves long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

We market our line of products primarily to large enterprises and the federal government through resellers. A prospective customer’s decision to purchase our products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints, budget cycles and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision on a timely basis may delay the purchase of our products. As a result, we expect that the sales cycle for our network security solutions typically will be 90 to 180 days. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our line of products and services, which could materially and adversely affect our business.

Even after making the decision to purchase our products, our customers may not deploy our products broadly within their networks. We expect the timing of implementation to vary widely, depending on the complexity of the customer’s network environment, the size of the network deployment, the skill set of the customer and the degree of hardware and software configuration necessary to deploy our products. Customers with large networks usually expand their networks in large increments on a periodic basis. Large deployments and purchases of our network security products also require a significant outlay of capital from customers. As a result, there may be a further delay before we can begin to realize revenues from our current business. In addition, large enterprises typically pay their suppliers over a longer period of time, which could negatively affect our liquidity.

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

If we fail to develop or introduce new products or product enhancements our business will suffer.

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

The network security solutions that we are marketing must interface with our customers’ existing networks, each of which will likely have different specifications and utilize multiple protocol standards. Many of our prospective customers’ networks contain multiple generations of hardware and software that have been added over time as these networks have grown and evolved. In order to meet our customers’ requirements, our products must inter-operate with all of the hardware and software within these networks, as well as with hardware and software that our customers may add to these networks in the future. If we find errors in the existing software used in our customers’ networks, we may have to modify our software to fix or overcome these errors so that our products will inter-operate and scale with the existing software and hardware. If our products do not inter-operate with those within our customers’ networks, installations could be delayed or orders for our products could be cancelled, which could significantly impact our anticipated revenues, and our business would suffer materially.

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

The market for our products depends on economic conditions affecting the broader telecommunications infrastructure, network security and related markets. Downturns in these markets may cause large enterprises to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or not budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures, delays in payment and collection and nonpayment, causing us to realize lower revenues and margins. In particular, capital spending in the information technology sector generally has decreased in the past two years, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment, and we cannot predict the impact of these events, any future terrorist acts or any related military action, on our customers or our business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to meet our financial goals and achieve profitability.

Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

We offer a warranty on all of our products, allowing the customer to have any defective unit repaired or to receive a replacement product. Our products may contain undetected errors or defects. If one of our products fails, we may have to replace all affected products without being able to book any revenue for the replacement units, or we may have to refund the purchase price for the defective units. Some errors are discoverable only after a product has been installed and used by customers. Any errors discovered after commercial availability of our products could result in loss of anticipated revenues and claims against us.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 52% of our outstanding stock as of October 31, 2002. These stockholders, if acting together, would be able to determine all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in private placements prior to October 2002, may currently be resold in reliance on Rule 144 of the Securities Act of 1933. The holders of the shares of our common stock issued in our recent private placement have the right to require us to register the resale of those shares at any time after January 1, 2003. Any such registration will result in additional shares being sold in the market, which may have a negative impact on the market price of our common stock.

We may be unable to obtain the additional capital required to grow our business, which could seriously harm our proposed business. If we raise additional funds, our current stockholders may suffer substantial dilution.

As of October 31, 2002, we had approximately $32.3 million in cash, cash equivalents and short-term investments on hand. We recently entered into a loan agreement consisting of term loan facility for equipment and software purchases of up to $2.5 million and a revolving loan facility for working capital of up to $5 million, and received approximately $10 million in a recent private placement of our common stock. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

We have never declared or paid any cash dividends on our common stock. We presently intend to retain all future earnings, if any, to finance the development of our business and do not expect to pay any dividends in the foreseeable future. In addition, our current loan agreements restrict any payment of dividends.

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

ITEM 4. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Within 90 days prior to our filing this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our disclosure controls and procedures or other factors that could significantly affect these controls and procedures subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The lawsuit alleges that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock, by the underwriters requiring certain of their customers to purchase stock in our initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. We believe the lawsuit is without merit and intend to defend it vigorously. To the extent the plaintiffs are successful in this action, we intend to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that such rights will be available to us or enforceable against the underwriters.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 2, 2002, we closed a private placement of 1,158,098 shares of our common stock with certain investors, pursuant to which we received approximately $10 million in gross cash proceeds. The purchase price for the shares issued in the private placement, $8.64 per share, was equal to the average closing bid price of our common stock on the Nasdaq National Market for the five consecutive trading days ending October 1, 2002. The investors include John F. McHale, our Chairman and Chief Executive Officer, and certain other of our existing stockholders, executive officers and directors, who invested approximately $8.5 million. An outside investor invested the remaining $1.5 million. All of the investors were accredited investors (as defined in the Securities Act) and the offer and sale of the shares of common stock was exempt from registration, as a transaction by the issuer not involving any public offering, under Section 4(2) of the Securities Act and Regulation D. We will use the net proceeds of the transaction, totaling approximately $10 million after deducting legal and other costs, primarily for our future working capital requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

None.

(b) Current Reports on Form 8-K:

(1) On August 5, 2002, we filed a Current Report on Form 8-K in which we disclosed, pursuant to Item 2 of Form 8-K, the execution of a loan and security agreement dated July 30, 2002, by and between us and Comerica Bank-California.

(2) On October 4, 2002, we filed a Current Report on Form 8-K in which we disclosed, pursuant to Item 5 of Form 8-K, the closing of a financing transaction under a Stock Purchase Agreement with certain investors, pursuant to which we issued and sold 1,158,098 shares of our common stock for gross cash proceeds of approximately $10 million.

We filed no other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

Date: December 13, 2002	/s/ JAMES E. CAHILL
James E. Cahill Vice President, General Counsel and Acting Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ JOHN F. MCHALE
John F. McHale Chairman of the Board and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ JAMES E. CAHILL
James E. Cahill Vice President, General Counsel and Acting Chief Financial Officer