Form 10-K
period 2003-01-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2003-04-28
CIK 1097297

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 31, 2003

001-15715

(Commission File Number)

TIPPINGPOINT TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	No. 74-2902814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501B N. Capital of Texas Highway

Austin, Texas 78731

(Address of principal executive offices)

(512) 681-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at July 31, 2002, based on the $11.50 per share closing price for our common stock on the Nasdaq National Market, was approximately $20,050,860.

The number of shares of the Registrant’s common stock outstanding as of March 31, 2003 was 5,254,706.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year, is incorporated by reference into Part II and Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

Overview

TippingPoint Technologies™ designs, manufactures and markets network-based intrusion prevention systems and appliances (IPS) to provide in-depth protection and attack eradication for corporate enterprises, government agencies, service providers and academic institutions. Our UnityOne™ line of intrusion prevention appliances and systems, which have high-speed, security-optimized, processors that can operate at gigabit speeds, are hardware-based products designed to protect enterprise information systems from external and internal hostile, malicious or cyber-terrorist attacks. Our products are designed to continually analyze Internet and Intranet traffic and block attacks commonly referred to as viruses, worms, Trojans and denial-of-service attacks, before damage occurs and without compromising network performance.

We believe that our competitive advantage is the ability of our products to stop attacks in a network at gigabit per second speeds, without slowing network performance. Our hardware-based platform is designed for network-based attack prevention and is capable of supporting thousands of filters that can inspect each packet across a network segment without compromising network operating performance. We believe that our approach offers customers an effective network-based security solution with attractive economics, high performance, scalability and reliability.

Our IPS products are currently complementary to firewalls, but significantly improve protection against malicious attacks. Even with firewalls, organizations are still plagued by dangerous attacks such as Code Red, Nimda and Sapphire, which penetrate through firewalls. Accordingly, IPS products are increasingly seen as a critical tier of any multi-tier security strategy. Firewalls offer security mechanisms for limited layers of network communications. Our UnityOne IPS products protect information technology infrastructures from attacks that firewalls miss, and prevent intrusions within network communication that firewalls cannot prevent. Firewalls are also typically positioned at the network perimeter. UnityOne IPS products have the ability to be located either at the core of the network or at the perimeter, enabling protection from external and internal attacks and abuses.

Network Security Problem

Over the past few years, Internet usage has grown rapidly as more computer users connect to the Internet. With Internet and Intranet usage becoming more prevalent, enterprises are increasingly using both to conduct their business. Enterprises, including governmental agencies, are using the world-wide networking advantages of the Internet by connecting their internal networks to the Internet, thereby expanding their operations, facilitating communications within the enterprise, enabling e-commerce and transaction processing and communicating with customers, suppliers, employees and business partners. Many enterprises accomplish this by connecting to the Internet at a variety of access points, including major corporate offices, branch offices, remote user locations, Internet data centers and e-business Web sites.

While Internet usage is increasing, the access speed at which individuals and enterprises are connecting to the Internet is also increasing. Consumers and smaller enterprises are shifting from dial-up modem connections to broadband connections, using cable or digital subscriber line, or DSL, modems. These broadband connections enable users to access the Internet at speeds up to 20 times faster than a dial-up modem. Similarly, larger enterprises, including governmental agencies, are moving from T1 connections and T3 connections to higher speed OC-3 connections and gigabit Ethernet connections. Web site connection speeds are also increasing as many Web sites, which were originally operated from an enterprise’s own facilities, have been outsourced to Internet data centers, which deliver higher bandwidth connections.

As enterprises, including governmental agencies, increasingly use the Internet to conduct business, the amount of confidential and sensitive information that is delivered over, and is accessible through, the Internet increases. Unlike the private, dedicated communications networks that enterprises, including governmental agencies, used for several decades, which were relatively secure from intruders, the Internet and networks connected to it are susceptible to security threats and malicious eavesdropping due to their openness and ease of access. As a result, these networks are now susceptible to attempted breaches of network security, or hacker or cyber attacks, intended to access confidential information or to otherwise interfere with network communications. The risk of cyber-attack is growing tremendously. According to Carnegie-Mellon University’s Software Engineering Institute, the number of new cyber-attack vulnerabilities (i.e., the ways in which a network is susceptible to attack) reported increased from 1,090 in 2000 to 4,129 in 2002.

In the past, enterprises deployed a combination of firewalls, intrusion detection systems (IDS) and vulnerability assessment scanners to protect their networks from security breaches. The first generation of these products generally were designed to secure low bandwidth connections to the Internet. As network connection speeds increased, these early types of security products created significant performance bottlenecks in networks, slowing down connection speeds. As security needs of enterprises evolve, single-function low speed products are less able to cost-effectively meet the performance and manageability needs of enterprises.

We believe enterprises, including governmental agencies, need high-performance, cost-effective products to secure their networks. We also believe that enterprises desire a network security solution that can scale from low bandwidth to high bandwidth connections, while delivering high-speed network performance and availability. In response to this preference, existing security vendors have started to include additional capabilities in their single-function products. However, these products were not originally designed to deliver multiple functions and, as a result, the addition of these functions tends to decrease performance and increase product complexity. A small number of companies have introduced intrusion prevention network security solutions, which are designed to prevent, rather than just detect, network attacks. However, these intrusion prevention systems can dramatically reduce network performance, or even cause the network to crash, and may not be able to discern hostile from legitimate traffic, failing to block hostile traffic and blocking legitimate traffic.

The TippingPoint Solution

We have developed a hardware-based line of intrusion prevention appliances and systems designed to protect enterprise information systems from external and internal hostile, malicious or cyber-terrorist attacks. Our UnityOne IPS products, which have high-speed security optimized processors and can operate at gigabit speeds, are designed to continually analyze Internet and Intranet traffic and block attacks commonly referred to as viruses, worms, Trojans, and denial-of-service attacks, before damage occurs and without compromising network performance We believe that having our products within the network results in enhanced reliability of intrusion protection and decreased cost of security. We believe that this approach offers our customers an effective network-based security solution with attractive economics, high performance, scalability and reliability.

We currently are marketing three intrusion protection appliances, UnityOne-2400 for large enterprises, UnityOne-1200 for enterprise applications and UnityOne-400 for small to medium sized enterprises, and an intrusion protection system, UnityOne-2000 for carriers and high-density enterprise applications.

Our network defense appliances and systems require minimal configuration. As a result, they can be deployed quickly and cost-effectively in a network. Each of our appliances supports up to eight network zones, and our high-end systems support up to 20 network zones, providing protection against both external and internal attacks. Most importantly, we designed our UnityOne appliances and systems to have “switch-like” performance. Our UnityOne IPS products exhibit extremely low latencies, or delays in sending a message over the network, and support over 1,000,000 concurrent sessions and 25,000 new sessions per second, regardless of traffic profile or attack conditions. Our products are designed to perform to network switch levels of availability and latency, even at gigabit speeds.

Our IPS products are currently complementary to firewalls, but significantly improve protection against malicious attacks. Even with firewalls, organizations are still plagued by dangerous attacks such as Code Red, Nimda and Sapphire, which penetrate through firewalls. Our UnityOne IPS products protect information technology infrastructures from attacks that firewalls miss, and prevent intrusions within network communication that firewalls cannot prevent.

Our appliances and systems have built-in capabilities designed to ensure that network traffic is not disrupted and that intrusion prevention operates seven days a week, 24 hours a day. In the event of an internal failure of its security processors, software or hardware, every UnityOne appliance and system will automatically revert to traffic pass-through, preventing network downtime. Our appliances and systems support redundant network configuration with two appliances to achieve full security at all times. Depending on how they are configured, the UnityOne appliances can both operate actively or one can operate passively as an alternate for the active appliance. If the active appliance fails, traffic is routed to the back-up appliance. The two appliances can also be set up in full mesh configuration, when they actively operate simultaneously.

We provide a real-time attack filter update service, called Digital Vaccine™, that delivers rapid inoculation of our products against emerging threats. Our Threat Management Center monitors and collects security intelligence from alert services around the world, we perform investigations of first strike vulnerabilities and then we create antidotes that are delivered to subscribers in the form of a Digital Vaccine. We develop and deploy these UnityOne attack filters to provide vulnerability remediation before related exploits occur. Our capability of delivering evergreen attack coverage generates savings for our customers by eliminating the costs associated with the significant operational efforts needed to quickly patch hundreds or thousands of servers and/or client systems during or following an actual attack. Further, as a public service under the National Strategy to Secure Cyberspace, we partner with SANS (SysAdmin, Audit, Network, Security) Institute, a cooperative research and education organization, to evaluate, assess and rate (based on greatest threat) new vulnerabilities every week.

We also offer our customers an optional Peer-to-Peer Privacy Prevention (PPPP) capability that allows enterprises to control the use of peer-to-peer file sharing applications for all our UnityOne appliances and systems. Peer-to-peer file sharing applications like Kazaa, Morpheus, Grokster, Limewire, WinMX, and Bearshare are often used illegally to copy music and videos. Allowing this type of traffic to run unabated exposes enterprises to potential copyright infringement litigation and reduced network performance due to bandwidth monopolization. Our products, with the optional PPPP capability, enable enterprises to block, limit and prioritize peer-to-peer traffic based on specific client, server, IP address or application type.

We believe that our products significantly reduce the cost of securing a network and increase enterprise productivity. Our customers can solve the on-going, day-to-day, maintenance costs associated with patching their systems in response to reported vulnerabilities with efficiency and lower cost. They can also reduce the risk and cost of damage remediation because our products block attacks before they can cause any damage. Since our products are designed to protect networks from down time caused by cyber attacks at higher network speeds, without crashing the network, the network productivity of our customers is also increased.

Our UnityOne line of high-speed intrusion prevention appliances and systems are the first in what we contemplate will be a continuing line of network security products and services. We expect to package and market each generation of products with complementary services.

Sales and Marketing

We market and sell our network security products through a network of resellers that we maintain throughout North America. Our sales organization supports resellers in creating demand by potential end users.

Our arrangements with resellers are non-exclusive, territory specific, generally cover all of our products and provide for appropriate discounts based on a variety of factors including volume purchases.

We also have a dedicated sales force with experience in selling network security products through resellers to support this sales channel. The sales organization is supported by a team of experienced sales engineers who are responsible for providing pre-sale technical support and technical training for the sales team and for resellers. All of our salespeople are responsible for lead follow-up and account management.

Our marketing includes advertising, our Web site, trade shows, direct marketing and public relations. Our marketing program is designed to build the TippingPoint and UnityOne brands, increase customer awareness, generate leads and communicate our product advantages. We will also use our marketing program to support the sale of our products through new channels and to new markets.

We plan to pursue opportunities for Original Equipment Manufacture (OEM) relationships with larger companies to bundle our products into their product and service solutions. In addition, we have developed relationships with system integrators, who will market our products to their clients in connection with their services and solutions.

We introduced our system product in February 2002, conducted beta trials during the spring of 2002, and began marketing it in September 2002. We announced our new line of appliances in February 2003.

Research and Development

We believe that strong product development capabilities are essential to our strategy of developing and improving our product and service offerings. We will continue to invest significant time and resources in creating a structured process for undertaking all product development projects. We have actively recruited and hired engineers and software developers with expertise in the areas of hardware design, software and system implementation, and supported this effort with individuals and additional management with extensive backgrounds in the network security and infrastructure, enterprise software and telecommunications industries. We will focus our ongoing research and development efforts on our suite of network security products.

Our research and development expenses totaled approximately $16.7 million for the fiscal year ended January 31, 2003, $1.5 million for the month ended January 31, 2002, and approximately $13.4 million and $6.0 million for the fiscal years ended December 31, 2001 and 2000, respectively.

Manufacturing

We currently use a third party to manufacture sub-assemblies for our UnityOne line of products. We perform final product assembly and quality testing at our headquarters in Austin, Texas.

Competition

Our network security line of products competes in markets that are intensely competitive, fragmented and rapidly changing. We expect competition in the market for network security products to intensify in the future. We expect to encounter strong competition from current and potential competitors in our target markets, many of whom are bringing new solutions to market, focusing on specific segments of our target markets and establishing alliances and Original Equipment Manufacture (OEM) relationships with larger companies who will bundle these competitive products into their product and service solutions, and with some of the same resellers we intend to use. We believe that the principal competitive factors affecting the market for network security include network accuracy at switching speeds, security effectiveness, technical features, ease-of-use, price, scope of offering and customer service and support. Although we believe that our products generally compete favorably with respect to such factors, we cannot guarantee that we will compete successfully against current and potential competitors, especially those with greater financial resources or brand name recognition.

Current and potential competitors in our market include the following:

•	intrusion detection system vendors who are planning product enhancements to move into the IPS arena, such as Internet Security Systems, Inc., Cisco Systems, Inc., Symantec Corporation, NetScreen Technologies, Inc., Network Associates, Inc., IntruVert Networks Inc., Intrusion Inc., Enterasys Networks, Inc. and other emerging startups;

•	firewall and virtual private network software vendors such as NetScreen Technologies, Inc., Check Point Software Technologies Ltd, Symantec Corporation and Crossbeam Systems, Inc.;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc., iPolicy Networks, WatchGuard Technologies, Inc., Symantec Corporation and Network Associates, Inc.; and

•	emerging intrusion detection and other security companies that may position their systems as replacements for our products.

Intellectual Property

We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. We have filed eleven patent applications for inventions related to the core technology for our network security products and have applied to register various trademarks relating to our business. We anticipate filing additional patent applications for other inventions that we determine will be key to our network security business. We can give no assurance that we will obtain any such patents, or that any patents we obtain will be useful in our business. If we are not successful in obtaining the patent protection we seek, our competitors may be able to replicate our technology and more effectively compete with us.

Employees

We had 98 full-time employees as of March 31, 2003, a substantial majority of whom are non-management personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that we have satisfactory employee relations.

Discontinued Operations

From our inception in 1999 through January 2001, our operations consisted primarily of developing and offering consumers Internet-based content, applications and services through Internet appliances, which we also marketed and sold. That business model required a great deal of capital since we sold the Internet appliance at a loss to try to attract customers to our Internet access service. Shortly after the initial public offering of our common stock in March 2000, the U.S. equity markets entered a period of increased volatility in which the stocks of many technology companies, including ours, were negatively impacted. As a result, it became apparent to us that it would be very difficult to raise the additional financing required to sustain and grow our consumer Internet offering to a point at which we could achieve profitability. In November 2000, we began shifting our business model to focus on providing an offering for information systems and away from our Internet appliance offering. In connection with this shift in focus, we restructured our operations. In January 2001, we announced our decision to discontinue our Internet appliance and service business. At that time, we terminated all marketing and sales efforts related to our consumer Internet appliance and service business. We had completely exited this business by December 2001. We experienced operating losses while trying to build, support and, ultimately, wind this business down.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Factors Affecting Operating Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among other places in this report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. We do not intend, and undertake no obligation, to update any forward-looking statement.

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

We cannot predict our future results because we have a limited operating history and have only recently introduced our line of products within the network security industry.

We have a limited operating history and little history operating our network security business. Our line of products only recently became generally available for purchase, and we have not yet recognized any revenues from that line of products. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues. We began to focus on our network security offering in the later half of 2001. Our network security offering is still in the early stage, and we have only recently achieved any sales from this offering. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn significant revenues from the sale of such products, that our business model may not be profitable and other significant risks related to our business model. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach positive cash flow.

It is possible that we may never become profitable.

Successful implementation of our network-based IPS products business model continues to involve several risks. These risks include:

•	reliance upon unproven products and technology;

•	our unproven and evolving business model;

•	market acceptance of our new products and any additional products that we may be able to develop;

•	our ability to anticipate and adapt to a developing market and to rapidly changing technologies;

•	the effect of competitive pressures in the marketplace;

•	our need to structure our internal resources to support the development, marketing and future growth of our product offerings;

•	uncertainties concerning our strategic direction and financial condition;

•	our need to introduce additional reliable products that meet the demanding needs of large enterprises; and

•	our need to enhance our business development, research and development, product development and support organizations, and to expand our distribution channels, to develop our business.

In addition, although we believe that the actions that we are taking under our business plan will help us become profitable, we cannot assure you that such actions will succeed in the long or short term.

Internal and external changes resulting from our financial condition may concern our prospective customers, strategic relationships, resellers and employees, and produce a prolonged period of uncertainty, which could have a material adverse affect on our business. Our strategy requires substantial changes, including pursuing new strategic relationships, increasing our research and development expenditures, adding employees who possess the skills we believe we will need going forward, investing in new technologies, establishing leadership positions in new high-growth markets, establishing distribution channels for our new products and realigning and enhancing our sales and marketing departments. Many factors may impact our ability to successfully implement our strategy, including our ability to finalize agreements with other companies, sustain the productivity of our workforce, introduce innovative new products in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our strategy.

The market for our IPS products may not develop as we contemplate, which could result in our failure to achieve sales and profits from our business model.

Our business model involves competing in a dynamic market. Our financial performance and any future growth will depend, in part, upon our ability to obtain market share from existing competitors. We intend to invest a significant portion of our resources in the network security market, which we anticipate will grow at a significantly higher rate than the broader networking and infrastructure industry on average. The markets for network security solutions are highly competitive, and we are not certain that our target customers will widely adopt and deploy our IPS technology. Even if our IPS products are effective, our target customers may not choose to use them for technical, cost, support or other reasons. We are offering a different solution to network security, and it may not be accepted by the market as an alternative to existing solutions.

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

Current and potential competitors in our market include the following:

•	intrusion detection/prevention system vendors such as Internet Security Systems, Inc., Cisco Systems, Inc., Symantec Corporation, NetScreen Technologies, Inc., Network Associates, Inc., IntruVert Networks Inc., Intrusion Inc., Enterasys Networks, Inc. and other emerging startups;

•	firewall and virtual private network software vendors such as NetScreen Technologies, Inc., Check Point Software Technologies Ltd, Symantec Corporation and Crossbeam Systems, Inc.;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc., iPolicy Networks, WatchGuard Technologies, Inc., Network Associates, Inc. and Symantec Corporation; and

•	emerging intrusion detection/prevention and other security companies that may position their systems as replacements for our products.

Many of these current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Many of our competitors may also have existing relationships with the resellers who we use to sell our products, or with our potential customers. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

Our business will suffer if our target customers do not accept our IPS products.

Our revenues will depend upon the widespread acceptance and use of network security technology by our target market. Substantially all of our revenues may come from sales of one or two product lines, making us dependent on widespread market acceptance of these products. We may be more dependent on the market acceptance of individual product lines than our competitors with broader offerings. Factors that may affect the market acceptance of our anticipated line of products include:

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

Some key processors and other components of our line of products upon which we rely are currently available only from single or limited sources. In addition, some of the suppliers of these components will also be supplying certain of our competitors. We cannot be certain that our suppliers will be able to meet our demand for components in a timely and cost-effective manner. We expect to carry little inventory of some of our products and product components, and we will rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based upon forecasts we provide. Some of the semiconductors and processors we require are complex, and we may not be able to develop an alternate source of supply in a timely manner, which could hurt our ability to deliver our products to our customers. If we are unable to buy these components on a timely and a cost-efficient basis, we may not be able to deliver products to our customers, which would negatively impact future revenues and, in turn, seriously harm our business.

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

We currently use a single third party to manufacture sub-assemblies of our products and we purchase our components on a purchase order basis. We expect to continue this method of procurement indefinitely. If we cannot continue our arrangement with our contract manufacturer, and if we cannot establish an arrangement with at least one contract manufacturer who agrees to manufacture our sub-assemblies on terms acceptable to us, we may not be able to produce and ship our products, and our business will suffer. If we fail to manage our relationships with our contract manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed.

The absence of dedicated capacity with our contract manufacturers means that, with little or no notice, they could refuse to continue manufacturing some or all of our products. Qualifying new contract manufacturers and commencing volume production would be expensive and time-consuming. If we are required or choose to change contract manufacturers, we could lose revenues and damage our customer relationships.

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

We expect to derive the bulk of our total revenues from sales by resellers. Sometimes purchasers of network security solutions choose their products based on which network security solution is carried by the reseller from whom they buy other products, rather than solely on performance characteristics. We do not expect to have any long-term contracts or minimum purchase commitments with any of our resellers. In addition, our resellers may sell products that are competitive with ours, may devote more resources to those competitive products and may cease selling our products altogether. The resellers through whom we sell our products may not be successful in selling our products, for reasons beyond our control. If any of the foregoing occurs, our operating results will suffer.

Marketing to most of our target customers involves long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

We market our line of products primarily to large enterprises and government agencies through resellers. A prospective customer’s decision to purchase our products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints, budget cycles and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision on a timely basis may delay the purchase of our products. As a result, we expect that the sales cycle for our network security solutions typically will be 90 to 180 days. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our line of products and services, which could materially and adversely affect our business.

Even after making the decision to purchase our products, our customers may not deploy our products broadly within their networks. We expect the timing of implementation to vary widely, depending on the complexity of the customer’s network environment, the size of the network deployment, budget constraints, the skill set of the customer and the degree of hardware and software configuration necessary to deploy our products. Enterprises, including governmental agencies, with large networks usually expand their networks in large increments on a periodic basis. In addition, large enterprises and governmental agencies, and resellers selling to such entities, typically pay their suppliers over a longer period of time, which could negatively affect our liquidity.

Our IPS products are designed for the network infrastructure market, which requires us to maintain a sophisticated sales force, engage in extensive negotiations and provide high level engineering support to complete sales. If we do not successfully market our IPS products to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the market price of our common stock to decline.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Competition for qualified personnel possessing the skills necessary for success in the competitive market of the network security industry is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. Because we have experienced operating losses, we may have a more difficult time in attracting and retaining the employees we need.

We will also offer support and other services through maintenance and other agreements. Although we plan to provide support services sufficient to meet our expected business level, our growth will be limited in the event we are unable to hire or retain support services personnel or subcontract these services to qualified third parties.

Some members of our management team have joined us only recently. Our success depends to a significant degree upon the continued contributions of our key management, engineering, research and development, business development and marketing and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on John F. McHale, Chairman and Chief Executive Officer, with whom we do not have an employment agreement.

Our failure to develop or introduce new products or product enhancements might cause our business to suffer.

The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, intense competition and evolving industry standards. Therefore, our success will depend upon our ability to identify product opportunities, to develop and introduce products in a timely manner and to gain market acceptance of any products developed. In developing our products, we have made, and will continue to make, assumptions with respect to which features, security standards and performance criteria will be required by our customers. We also expect to develop products with strategic partners and incorporate advanced third-party security capabilities into our products. We may not be able to develop new products or product enhancements in a timely manner, or at all. If we fail to develop or introduce these new products and product enhancements, such failure might cause our products to be less competitive. In addition, our assumptions about customer requirements may be wrong. If we implement features, security standards and performance criteria that are different from those required by our customers, market acceptance of our products may be significantly reduced or delayed. Even if we are able to develop and introduce new products and enhancements, these products or enhancements may not achieve widespread market acceptance. Any failure of our products or product enhancements to achieve market acceptance could cause our business to suffer.

If we are unable to integrate our products with our customers’ networks, our business will suffer.

The network security solutions that we are marketing must interface with our customers’ existing networks, each of which will likely have different specifications and utilize multiple protocol standards. Many of our prospective customers’ networks contain multiple generations of hardware and software that have been added over time as these networks have grown and evolved. In order to meet our customers’ requirements, our products must interface with all of the hardware and software within these networks, as well as with hardware and software that our customers may add to these networks in the future. If we find errors in the existing software used in our customers’ networks, we may have to modify our software to fix or overcome these errors so that our products will interface and scale with the existing software and hardware. If our products do not interface with those within our customers’ networks, installations could be delayed or orders for our products could be cancelled, which would significantly impact our revenues, and our business would suffer materially.

We may not be able to compete effectively if we are not able to protect our intellectual property.

We intend to rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the intellectual property we develop. We have filed eleven patent applications related to our network security products in the United States. We have also applied to register certain trademarks relating to our business in the United States. We anticipate filing additional patent and trademark applications relating to our business. If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us. We also enter, and plan to continue to enter, into confidentiality or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our software, documentation and other proprietary information. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products, or otherwise attempt to obtain and use our intellectual property. Monitoring unauthorized use of our products will be difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Downturns in the network security and related markets may cause our revenues and operating results to suffer.

The market for our products depends on economic conditions affecting the broader network security and information technology market. A prolonged downturn in these markets may cause large enterprises to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or not budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures, delays in payment and collection, causing us to realize lower revenues and margins. Recent political turmoil in many parts of the world, including terrorist and military actions and the war in Iraq, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may experience material adverse impacts on our business, operating results and financial condition as a result of the factors stated above or otherwise.

Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

We offer a warranty on all of our products, allowing the customer to have any defective unit repaired or to receive a replacement product within a certain period after the date of sale. Our products may contain undetected errors or defects. If one of our products fails, we may have to replace all affected products without being able to record any revenue for the replacement units, or we may have to refund the purchase price for the defective units. Some errors are discoverable only after a product has been installed and used by customers. Any errors discovered after our products have been widely used by customers could result in loss of revenues and claims against us.

If we are unable to fix errors or other problems that later are identified after installation, in addition to the consequences described above, we could experience:

•	failure to achieve market acceptance;

•	loss of customers;

•	loss of market share;

•	diversion of development resources;

•	increased service and warranty costs; and

•	increased insurance costs.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could reduce our gross margins or cause us to lose sales.

We provide forecasts of our demand to our contract manufacturer prior to the scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturer may have excess component inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturer may have an inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products.

A breach of network security could harm public perception of our IPS products, which could harm our business.

If an actual or perceived breach occurs in one of our customer’s network security systems, regardless of whether the breach is attributable to our IPS products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose existing and potential customers or cause us to lose existing and potential resellers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

Because we are in the business of providing network security, our own networks may be more likely to become a target of attacks. If attacks on our internal networks are successful, public perception of our IPS products would be harmed.

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

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. In the future, we may become a party to litigation to protect our intellectual property or to defend against an alleged infringement by us of another party’s intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms, or at all. Our inability to obtain any third-party license necessary to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost, which could seriously harm our business, financial condition and results of operations.

Our officers and directors own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

Our executive officers and directors, in the aggregate, owned approximately 39% of our outstanding stock as of March 31, 2003. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Shares of common stock eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in private placements prior to October 2002 may currently be resold in reliance on Rule 144 of the Securities Act of 1933. The holders of the shares of our common stock issued in our October 2002 private placement have the right to require us to register the resale of those shares at any time after January 1, 2003. Any such registration will result in additional shares being sold in the market, which may have a negative impact on the market price of our common stock. Even without registration, significant amounts of such shares will be tradable under Rule 144 starting in October 2003.

We may be unable to obtain the additional capital required to grow our business, which could seriously harm our proposed business. If we raise additional funds, our current stockholders may suffer substantial dilution.

As of January 31, 2003, we had approximately $27.2 million in cash, cash equivalents and short-term investments on hand. In July 2002, we entered into a loan agreement consisting of term loan facility for equipment and software purchases of up to $2.5 million, of which we had outstanding borrowings of approximately $1 million at January 31, 2003, and a revolving loan facility for working capital of up to $5 million. We also received approximately $10 million in a private placement of our common stock in October 2002. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

We have attempted, unsuccessfully, to sublease the unused facility that we utilized with our discontinued operations in an effort to minimize lease termination costs. These costs, which are currently in dispute and the subject of a lawsuit with the landlord, have been reflected in accrued liabilities at January 31, 2003.

ITEM 2. PROPERTIES

Our principal property consists of our headquarters located in a leased facility (40,000 square feet) at 7501B North Capital of Texas Highway in Austin, Texas.

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

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering, were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The lawsuit alleges that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock, by the underwriters requiring certain of their customers to purchase stock in our initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. We believe the lawsuit is without merit and intend to defend it vigorously. To the extent the plaintiffs are successful in this action, we intend to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that such rights will be available to us or enforceable against the underwriters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to our initial public offering on March 17, 2000, there was no public market for our common stock. From March 17, 2000 to August 20, 2001, our common stock was quoted on the Nasdaq National Market under the symbol “NPLI”. Since August 20, 2001, our common stock has been quoted on the Nasdaq National Market under the symbol “TPTI”. Effective August 20, 2001, we implemented a one-for-fifteen reverse stock split and, on that date, every fifteen shares of common stock outstanding were converted into one share of common stock.

The following table shows the high and low daily closing sale prices per share of our common stock on the Nasdaq National Market for each quarterly period within the two most recent fiscal years. All price information has been adjusted to reflect the reverse stock split as if it had taken place on March 17, 2000.

	Price Range
Quarter Ending	High	Low
March 31, 2001	$8.91	$3.75
June 30, 2001	7.05	5.10
September 30, 2001	8.69	4.45
December 31, 2001	9.00	6.35
April 30, 2002	11.50	6.30
July 31, 2002	13.25	9.50
October 31, 2002	11.80	8.00
January 31, 2003	11.99	8.60

As of March 31, 2003, there were approximately 396 holders of record of our common stock, and the closing price on the Nasdaq National Market was $9.03.

We have not declared cash dividends on our common stock since our inception. Our board of directors intends to retain any of our earnings to support operations and to finance expansion and does not intend to pay cash dividends on our common stock in the foreseeable future. Any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Currently, our loan agreement prohibits us from paying any cash dividends so long as any amounts thereunder are outstanding, or we have any ability to borrow under the facilities.

Equity Compensation Plan Information

The following table provides information, as of January 31, 2003, with respect to our shares of common stock that may be issued under our existing equity compensation plans, the TippingPoint Technologies, Inc. Third Amended and Restated 1999 Stock Option and Restricted Stock Plan (the “1999 Plan”) and the TippingPoint Technologies, Inc. Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 Plan”), both of which were approved by our stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity-Compensation Plans Approved by Security Holders	764,620	(1)	$11.52	239,425	(2)

Equity-Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A

Total	764,620	(1)	$11.52	239,425	(2)

(1)	Does not include 29,716 shares of restricted stock outstanding under the 1999 Plan as of January 31, 2003, which shares may be forfeited upon the occurrence of certain events.

(2)	Includes 186,489 shares available for issuance upon exercise of options not yet granted under the 1999 Plan and 52,936 shares reserved for issuance under the 2000 Plan, each as of January 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the notes thereto included elsewhere in this report.

Statements of Operations Data:	Year ended January 31, 2003	Years ended December 31,		Period from January 12, 1999 (Inception) through December 31, 1999
		2001	2000
Operating expenses:
Research and development	$16,653,694	$13,360,553	$6,040,280	$1,892,434
Sales and marketing	3,668,957	548,508	—	—
General and administrative	4,607,155	6,601,677	8,025,508	1,751,591
Writedown of assets held for sale	328,833	937,208	—	—

Total operating expenses	25,258,639	21,447,946	14,065,788	3,644,025

Operating loss	(25,258,639)	(21,447,946)	(14,065,788)	(3,644,025)

Interest income, net	630,825	2,629,422	5,928,213	164,843

Loss from continuing operations	(24,627,814)	(18,818,524)	(8,137,575)	(3,479,182)

Loss from discontinued operations	(813,033)	(8,837,906)	(135,827,699)	(23,806,513)

Net loss	(25,440,847)	(27,656,430)	(143,965,274)	(27,285,695)

Effect of beneficial conversion feature of convertible preferred stock	—	—	(42,089,262)	(16,242,121)

Net loss applicable to common stock	$(25,440,847)	$(27,656,430)	$(186,054,536)	$(43,527,816)

Net basic and diluted loss from continuing operations (net of effect of beneficial conversion feature of convertible preferred stock) per common share	$(5.54)	$(4.65)	$(14.57)	$(18.97)

Net basic and diluted loss from discontinued operations per common share	(0.18)	(2.19)	(39.40)	(22.91)

Net loss per common share – basic and diluted	$(5.72)	$(6.84)	$(53.97)	$(41.88)

	As of January 31, 2003	As of December 31,
		2001	2000	1999
Balance Sheet Data:

Working capital	$23,270,538	$37,580,356	$54,424,532	$4,642,017
Total assets	35,547,237	51,083,238	86,320,596	20,625,183
Long-term debt	612,316	—	—	—
Stockholders’ equity	28,684,579	44,930,750	71,015,090	12,917,086

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and the financial statements and related notes included elsewhere in this report.

The information contained below may be subject to risk factors. We urge you to review carefully the section “Factors Affecting Operating Results” in this report for a more complete discussion of the risks associated with an investment in our securities. See “Special Note on Forward-Looking Statements and Risk Factors” above under Item 1.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenue recognition, discontinued operations, deferred taxes, impairment of long-lived assets, litigation and inventory. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition. We expect to derive revenue primarily from sales of our hardware-based security systems and appliances, and to a lesser extent, from software products and services. We sell primarily to resellers, including value-added resellers (VARs). We recognized no net revenue during the fiscal year ended January 31, 2003 although we had limited sales during the period. Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We do not expect resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. We will record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale. Securities and Exchange Commission Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements requires us to estimate returns and warranty expenses prior to recognizing revenue. Since we have little history selling our products, at this time we are not able to estimate returns and warranty expense. Revenue from sales of our products prior to the time we are able to estimate returns and warranty expense will be deferred. At January 31, 2003, we had approximately $242,000 of deferred revenue related to such transactions.

Discontinued Operations. We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our discontinued operations. During fiscal 2003, we increased our reserve for lease termination costs by approximately $813,000, and recorded an additional expense in that amount for discontinued operations, due to the continuing weakness in the commercial real estate market in Austin, Texas, where the unused facility is located. The reserve for lease termination costs represents all future lease costs, which are currently in dispute with the landlord and subject of a lawsuit. As of January 31, 2003, we had accrued approximately $3.4 million for costs estimated to be incurred in future periods, consisting primarily of approximately $2.8 million relating to lease termination costs, and approximately $600,000 relating to estimated legal fees and other expenses associated with pending legal matters. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Deferred Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our statement of operations.

Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of January 31, 2003 is zero.

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

Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome, if any. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. At January 31, 2003, we had approximately $600,000 accrued for legal fees and other expenses, which is included in the estimated loss from discontinued operations.

Inventory. We adjust our inventory values so that the carrying value does not exceed net realizable value. We estimate net realizable value based upon forecasted demand. However, forecasted demand is subject to revisions and actual demand may differ. This difference may have a material effect on our financial condition and results of operations.

Change in Fiscal Year

On January 24, 2002, our board of directors changed our fiscal year from December 31 to January 31, beginning with the fiscal year ending January 31, 2003 covered by this report. The required separate audited financial statements covering the transition period from January 1, 2002 to January 31, 2002 are included in this annual report on Form 10-K.

We have not presented financial statements for the fiscal years ended January 31, 2002 and 2001, but have instead presented financial statements for the fiscal years ended December 31, 2001 and 2000, in compliance with Rule 13a-10 of the Securities Exchange Act of 1934. Because the adoption of our new fiscal year resulted in only a one month change in our annual and quarterly financial reporting periods, and considering that there would be little change in the reported information due to the early stage of our continuing business, we believe that the financial information for our fiscal year ended January 31, 2003 is sufficiently comparable to the corresponding financial information for our fiscal years 2001 and 2000, as originally reported. We do not consider our business to be seasonal and there are no other factors that materially interfere with the comparability of the fiscal years reported. Accordingly, we did not deem it practical, nor could we justify the additional cost, to prepare and present financial statements for the years ended January 31, 2002 and 2001 and for the calendar quarters corresponding to the new fiscal year for the year ended January 31, 2002.

Overview

Since the beginning of 2001, our strategy has been to develop hardware and software offerings that enhance and manage various applications for high-speed information systems. In February 2002, we announced our entry into the network security industry with our UnityOne line of products, the result of the development effort we initiated in 2001. This product line is designed to deliver high-speed network defense solutions to corporate enterprises, governmental agencies, service providers and academic institutions. In September 2002, we announced the availability of our UnityOne product line. In February 2003, we announced three additional offerings in the UnityOne product line. Going forward, we anticipate that we will primarily focus our efforts on developing and marketing intrusion prevention products and services in the network security industry. Prior to 2001, we primarily offered consumers Internet access through devices commonly known as Internet appliances, which we also marketed and sold to our customers. We discontinued this business in conjunction with the initiation of our network security business. The financial statements included elsewhere in this report present this business as discontinued operations for all historical periods.

Our UnityOne line of intrusion prevention appliances and systems, which have high-speed, security-optimized, processors that can operate at gigabit speeds, are hardware-based products designed to protect enterprise information systems from external and internal hostile, malicious or cyber-terrorist attacks. Our products are designed to continually analyze Internet and Intranet traffic and block attacks commonly referred to as viruses, worms, Trojans and denial-of-service attacks, before damage occurs and without compromising network performance.

We believe that our competitive advantage is the ability of our products to stop attacks in a network at gigabit per second speeds, without slowing network performance. Our hardware-based platform is designed for network-based attack prevention and is capable of supporting thousands of filters that can inspect each packet across a network segment without compromising network operating performance. We believe that our approach offers customers an effective network-based security solution with attractive economics, high performance, scalability and reliability.

Our IPS products are currently complementary to firewalls, but significantly improve protection against malicious attacks. Even with firewalls, organizations are still plagued by dangerous attacks such as Code Red, Nimda and Sapphire, which continue to penetrate through firewalls. Accordingly, IPS products are increasingly seen as a critical tier of any multi-tier security strategy. Firewalls offer security mechanisms for limited layers of network communications. Our UnityOne IPS products protect information technology infrastructures from attacks that firewalls miss, and prevent intrusions within network communication that firewalls cannot prevent. Firewalls are also typically positioned at the network perimeter. UnityOne IPS products have the ability to be located either at the core of the network or at the perimeter, enabling protection from external and internal attacks and abuses.

Results of Continuing Operations for the Years Ended January 31, 2003 and December 31, 2001

Revenues

We recognized no net revenue during the fiscal year ended January 31, 2003, although we had limited sales during the period. We are still in the early stages of our business plan. We expect to derive revenue primarily from sales of our hardware-based security systems and appliances, and to a lesser extent from software products and services. We sell primarily to resellers, including value-added resellers (VARs). Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We do not expect resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. We will record discounts we pay to resellers for achieving purchasing targets as a reduction of revenue on the date of sale. Since we have little history selling our products, at this time we are not able to estimate returns and warranty expense. Prior to the time we are able to estimate returns and warranty expense, we will not recognize revenue from sales of our products. At January 31, 2003, we had approximately $242,000 of deferred revenue related to such transactions.

Expenses

Research and development expenses. Research and development expenses totaled approximately $16.7 million and $13.4 million for the years ended January 31, 2003 and December 31, 2001, respectively. The increase in research and development expenses during fiscal year 2003 was primarily due to an increase in employment costs and expenses incurred developing our product offering. For the month ended January 31, 2002, research and development expenses totaled approximately $1.5 million.

Sales and marketing expenses. Sales and marketing expenses totaled approximately $3.7 million for the year ended January 31, 2003 and approximately $549,000 for the year ended December 31, 2001. The increase in sales and marketing expenses during fiscal year 2003 was the result of the initiation of marketing efforts of our network security systems in late 2001. We expect sales and marketing expenses to continue to rise in our fiscal year 2004 as we further develop and expand our sales efforts. For the month ended January 31, 2002, sales and marketing expenses totaled approximately $113,000.

General and administrative expenses. General and administrative expenses were approximately $4.6 million and $6.6 million for the years ended January 31, 2003 and December 31, 2001, respectively. The decrease in general and administrative expenses during fiscal year 2003 was primarily the result of a decrease in employment costs. General and administrative expenses were approximately $370,000 for the month ended January 31, 2002.

Writedown of assets held for sale. We recorded a writedown of assets held for sale of approximately $329,000 during the year ended January 31, 2003 and $937,000 during the year ended December 31, 2001. The writedown in fiscal 2003 represents additional charges incurred upon the final disposition of certain computer equipment and other fixed assets that we no longer use due to the change in our business. The charge in fiscal 2001 is related to these assets when they were initially identified as assets held for sale. There were no writedowns for the month ended January 31, 2002.

Stock-based compensation expense. For the years ended January 31, 2003 and December 31, 2001, we recorded stock-based compensation of approximately $794,000 and approximately $936,000, respectively. Stock-based compensation for the month ended January 31, 2002 was approximately $77,000. We recorded deferred stock compensation in connection with both the granting of stock options that had exercise prices deemed to be below fair market value on the date of grant and the granting of shares of restricted stock. Deferred stock compensation represents the deemed fair market value of our common stock for financial reporting purposes on the date of grant of shares of restricted stock and the difference between the fair market value of our common stock for financial reporting purposes on the date of grant of stock options and the exercise price of those options. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable restricted stock or stock options, generally three years for restricted stock and four years for options, using the straight-line vesting method. This stock-based compensation expense relates to restricted stock and stock options granted to individuals in all operating expense categories and has been included with other expenses in those categories. The decrease in expense is due to the termination of options held by employees whose employment with us has terminated. As of January 31, 2003, approximately $636,000 of deferred stock compensation remained unamortized. This amount will be amortized through the quarter ending April 30, 2005.

Other

Interest income. Interest income, net of interest expense, totaled approximately $631,000 for the year ended January 31, 2003, as compared to approximately $2.6 million for the year ended December 31, 2001. The decrease in interest income in fiscal year 2003 is due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout the year, as well as a general reduction in the average yield earned on invested funds. Interest income for the month ended January 31, 2002 was $76,000.

Discontinued operations. We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our discontinued operations. During fiscal 2003, we increased our reserve for lease termination costs by approximately $813,000, and recorded an additional expense in that amount for discontinued operations, due to the continuing weakness in the commercial real estate market in Austin, Texas, where the unused facility is located. The reserve for lease termination costs represents all future lease costs, which are currently in dispute with the landlord and the subject of a lawsuit. As of January 31, 2003, we had accrued approximately $3.4 million for costs estimated to be incurred in future periods, consisting primarily of approximately $2.8 million relating to lease termination costs, and approximately $600,000 relating to estimated legal fees and other expenses associated with pending legal matters. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Results of Continuing Operations for the Years Ended December 31, 2001 and 2000

Revenues

We had no revenue from continuing operations for either of the years ended December 31, 2001 or 2000.

Expenses

Research and development expenses. Research and development expenses totaled approximately $13.4 million and $6.0 million for the years ended December 31, 2001 and 2000, respectively, including stock-based compensation totaling approximately $640,000 and $710,000, respectively. Research and development expenses increased in 2001 due primarily to an increase in employment costs and expenses incurred in the development of product prototypes.

Sales and marketing expenses. Sales and marketing expenses totaled approximately $550,000 for the year ended December 31, 2001. These expenses compare with no expenses incurred during the year ended December 31, 2000. The increase is the result of the initiation of marketing efforts of our network security products in late 2001.

General and administrative expenses. General and administrative expenses were approximately $6.6 million and $8.0 million for the years ended December 31, 2001 and 2000, respectively, including stock-based compensation totaling approximately $300,000 and $4.5 million, respectively. The increase in these expenses, other than stock-based compensation, from approximately $3.5 million to approximately $6.3 million, was primarily a result of an increase in corporate facility costs, an increase in insurance premiums and an increase in depreciation expense on fixed assets. Stock-based compensation decreased significantly for 2001 due to the termination or resignation of administrative, finance and information systems personnel, and the termination of their options, during that year and the granting of certain vested options during 2000 that had exercise prices below the deemed fair market value of our common stock at the date of grant.

Writedown of assets held for sale. Writedown of assets held for sale of approximately $937,000 during the year ended December 31, 2001 represents the writedown to estimated fair value (less anticipated sales costs) of certain computer equipment and other fixed assets that we no longer use due to the change in our business. We determined fair value based upon recent bids and quotes for the equipment and other third party estimates of current fair value for like equipment.

Stock-based compensation expense. We expensed stock-based compensation of approximately $936,000 and $5.2 million in the years ended December 31, 2001 and 2000, respectively. We have recorded deferred stock compensation in connection with the granting of stock options that had exercise prices deemed to be below fair market value on the date of grant and the granting of shares of restricted stock. Stock-based compensation decreased significantly for fiscal 2001 due to the termination or resignation of administrative, finance and information systems personnel, and the termination of their options, during that year.

Other

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

Discontinued operations. From our inception through 2001, we experienced operating losses as a result of selling our Internet appliance at a significant loss, trying to build and support our Internet service offering for our Internet appliance customers, trying to expand our customer base and ultimately winding this business down. In November 2000, we began shifting our business model to focus on providing an offering for information systems and away from our consumer Internet appliance offering. In connection with this shift in focus, we restructured our operations. In January 2001, we announced our decision to discontinue our Internet appliance and service business. At that time, we terminated all marketing and sales efforts related to our consumer Internet appliance and service business. We had completely exited this business in December 2001.

We recognized a net loss from discontinued operations of approximately $8.8 million and $135.8 million in the years ended December 31, 2001 and 2000, respectively. The net loss from discontinued operations for fiscal 2001 includes a reserve established for estimated future net losses to be incurred relating to the discontinued business. This reserve consisted of lease termination costs related to the facility we no longer use and estimated legal fees and other expenses related to the discontinued business.

Liquidity and Capital Resources

From inception in January 1999 through January 31, 2003, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $240 million. As of January 31, 2003, we had approximately $27.2 million in cash, cash equivalents and short-term investments, compared to approximately $42.3 million at December 31, 2001. Our business plan will require significant capital to fund operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from operations. We estimate that we have adequate cash to meet our needs for the next 12 months. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

On July 30, 2002, we entered into a loan and security agreement with a commercial bank. The loan agreement consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving credit facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of January 31, 2003, we had borrowed approximately $1 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

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

On October 2, 2002, we closed a private placement of 1,158,098 shares of our common stock for a purchase price of $8.64 per share, and realized gross proceeds of approximately $10 million. The investors in the private placement included John F. McHale, our Chairman and Chief Executive Officer, and certain of our other existing stockholders, executive officers and directors.

In the year ended January 31, 2003, working capital decreased by approximately $14.3 million, to approximately $23.3 million from approximately $37.6 million as of December 31, 2001. The decrease in working capital during the year was primarily the result of losses incurred in our continuing operations and capital expenditures during that period, which was partially offset by approximately $10 million in net proceeds from the sale of our common stock and approximately $1 million in net proceeds from borrowings under our term loan facility during that period.

Net cash used in continuing operating activities was approximately $20.8 million for the year ended January 31, 2003, compared to net cash used in continuing operating activities of approximately $28.0 million for the year ended December 31, 2001 and net cash provided by continuing operating activities of approximately $7.8 million for the year ended December 31, 2000. The decrease in net cash used in continuing operating activities in the year ended January 31, 2003, as compared with the year ended December 31, 2001, was primarily the result of an increase in current liabilities of approximately $116,000 during fiscal year 2003, as compared to a decrease of approximately $12.3 million in current liabilities during fiscal year 2001, which was partially offset by an increase in losses from continuing operations in fiscal year 2003. The decrease in net cash provided by operating activities in the year ended December 31, 2001, as compared with the year ended December 31, 2000, was primarily the result of increased operating losses and a reduction of trade accounts payable and accrued liabilities of approximately $12.3 million during the year, compared with an increase in trade accounts payable and accrued liabilities of approximately $9.7 million during the same period in 2000. For the month ended January 31, 2002, net cash used in continuing operating activities was approximately $2 million.

Net cash provided by investing activities was approximately $3.3 million for the year ended January 31, 2003, compared to net cash provided by investing activities of approximately $30.9 million for the year ended December 31, 2001 and net cash used in investing activities of approximately $46.6 million for the year ended December 31, 2000. Cash provided by, or used in, investing activities consists of the net result of the sale and purchase of property and equipment and the maturity, purchase or sale of certain investment securities. For the month ended January 31, 2002, net cash used in investing activities was approximately $2.7 million.

Net cash provided by financing activities was approximately $11.2 million for the year ended January 31, 2003, compared to net cash used in financing activities of approximately $91,000 for the year ended December 31, 2001 and net cash provided by financing activities of approximately $190.5 million for the year ended December 31, 2000. This increase in net cash provided by financing activities for the year ended January 31, 2003, as compared to the year ended December 31, 2001, was primarily the result of approximately $10 million in proceeds from the sale of our common stock and borrowings under our term loan facility during our fiscal year 2003. The $190.5 million provided during the year ended December 31, 2000 includes approximately $132.7 million of net proceeds from the sale of 533,334 shares of our common stock in our initial public offering and approximately $58.9 million of net proceeds from the private sale of shares of our preferred stock. For the month ended January 31, 2002, net cash provided by financing activities was approximately $18,000.

Net cash used in discontinued operations was approximately $1.1 million for the year ended January 31, 2003, as compared to net cash provided by discontinued operations of approximately $2.9 million for the year ended December 31, 2001 and net cash used of approximately $133.8 million for the year ended December 31, 2000. Net cash provided by discontinued operations during fiscal year 2001 is primarily due to the receipt of approximately $7.9 million in payments under an agreement for the transfer of our service obligations relating to most of our former Internet appliance customers. For the month ended January 31, 2002, net cash provided by discontinued operations was approximately $267,000.

At January 31, 2003, maturities of our outstanding long-term debt were as follows: $418,578 in fiscal 2004, $436,140 in fiscal 2005 and $176,176 in fiscal 2006. Future payments due under our lease obligations as of January 31, 2003 were:

Years ended January 31:	Operating Leases

2004	$1,778,705
2005	1,778,705
2006	704,217
2007	20,215

Total operating lease payments	$4,281,842

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We will adopt SFAS No. 143 in our fiscal year 2004. We do not expect the provisions of SFAS No. 143 to have a material effect on our financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. We do not expect the provisions of SFAS No. 146 to have a material effect on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. We have implemented the disclosure-only requirements as required by SFAS No. 148, which were effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period beginning after December 15, 2002. We do not expect SFAS No. 148 to have a material effect on our financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. We have implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We do not expect FIN 45 to have a material effect on our financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our financial condition or results of operations.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect EITF Issue No. 00-21 to have a material effect on our financial condition or results of operations.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. We do not expect EITF 02-16 to have a material effect on our financial condition or results of operations.

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

We are exposed to interest rate risk primarily through our loan facilities, which accrue interest at a floating rate. If our effective interest rate under those facilities were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $10,000, based on the average balances utilized under our loan facilities during the period ended January 31, 2003. We did not experience a material impact from interest rate risk during fiscal 2003.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Operating Results (Unaudited)

	Three Months Ended
	January 31,	October 31,	July 31,	April 30,	December 31,	September 30,	June 30,	March 31,
	2003	2002	2002	2002	2001	2001	2001	2001
Statement of Operations and Other Data:
Loss from continuing operations	$(6,372,092)	$(6,450,419)	$(6,175,043)	$(5,630,260)	$(6,712,438)	$(5,081,542)	$(3,740,916)	$(3,283,628)
Loss from discontinued operations	—	—	(813,033)	—	(850,000)	—	(2,090,700)	(5,897,206)
Net loss	(6,372,092)	(6,450,419)	(6,988,076)	(5,630,260)	(7,562,438)	(5,081,542)	(5,831,616)	(9,180,834)
Net loss per share	(1.22)	(1.45)	(1.72)	(1.39)	(1.87)	(1.26)	(1.45)	(2.27)
Shares used in per share calculation	5,238,829	4,435,640	4,061,467	4,053,284	4,045,986	4,044,447	4,042,216	4,039,037

In the first quarter of 2001, we decided to exit the consumer Internet appliance and service business and reflected this business as a discontinued operation. All prior periods were restated for financial statement presentation. On January 24, 2002, our board of directors changed our fiscal year from December 31 to January 31, beginning with the fiscal year ending January 31, 2003 covered by this report.

We believe that you should not rely upon period-to-period comparisons of our financial results as an indication of future performance. Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and results of operations could fluctuate significantly quarter to quarter and year to year.

The financial statements and supplementary data required by this item are set forth in Item 15(a)(1) and begin at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to our proxy statement for the May 30, 2003 Annual Meeting of Stockholders under the caption “Management- Executive Officers and Directors.”

We have adopted a code of ethics applicable to our Chief Executive Officer, who is our principal executive officer, and our Director of Finance and Corporate Controller, who is our principal financial and accounting officer. We will provide a copy of the code of ethics to any person, without charge, upon written request delivered to our offices at 7501B North Capital of Texas Highway, Austin, Texas 78731.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for the May 30, 2003 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Information,” provided that the Compensation Committee Report on Executive Compensation, the Report of the Audit Committee and the Comparison of Stockholder Return are expressly not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to our proxy statement for the May 30, 2003 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to our proxy statement for the May 30, 2003 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

ITEM 14. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Within 90 days prior to our filing this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our disclosure controls and procedures or other factors that could significantly affect these controls and procedures subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

(1) Financial Statements:

Page

Independent Auditors’ Report	F–2

Balance Sheets as of January 31, 2003 and December 31, 2001	F–3

Statements of Operations for the year ended January 31, 2003, the month ended January 31, 2002 and the years ended December 31, 2001 and 2000	F–4

Statements of Stockholders’ Equity for the year ended January 31, 2003, the month ended January 31, 2002 and the years ended December 31, 2001 and 2000	F–5

Statements of Cash Flows for the year ended January 31, 2003, the month ended January 31, 2002 and the years ended December 31, 2001 and 2000	F–6

Notes to Financial Statements	F–7

(2) Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

(3) Management Contract or Compensatory Plan:

See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.3 through 10.10.

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
John F. McHale
Chairman of the Board and Chief Executive Officer

Date: April 28, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John F. McHale, Michael J. Rapisand and James E. Cahill, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ JOHN F. MCHALE John F. McHale	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 28, 2003

/s/ MICHAEL J. RAPISAND Michael J. Rapisand	Director of Finance and Corporate Controller (Principal Financial and Accounting Officer)	April 28, 2003

/s/ MICHAEL R. CORBOY Michael R. Corboy	Director	April 28, 2003

/s/ GRANT A. DOVE Grant A. Dove	Director	April 28, 2003

/s/ RICHARD D. EYESTONE Richard D. Eyestone	Director	April 28, 2003

/s/ KIP MCCLANAHAN Kip McClanahan	Director	April 28, 2003

/s/ THOMAS J. MEREDITH Thomas J. Meredith	Director	April 28, 2003

/s/ PAUL S. ZITO Paul S. Zito	Director	April 28, 2003

CERTIFICATIONS:

I, John F. McHale, certify that:

1. I have reviewed this annual report on Form 10-K of TippingPoint Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ JOHN F. MCHALE
John F. McHale
Chairman of the Board and Chief Executive Officer

I, Michael J. Rapisand, certify that:

1. I have reviewed this annual report on Form 10-K of TippingPoint Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Director of Finance and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant.(1)

3.2	Restated Bylaws of Registrant.(2)

4.1	Specimen Certificate for Common Stock.(3)

4.2	Amended and Restated Rights Agreement among Registrant and Watershed Capital L.L.P. and John F. McHale dated as of December 3, 1999.(4)

4.3	Amended and Restated Series D and Series E Rights Agreement among Registrant and the purchasers of Series D and Series E preferred stock dated February 7, 2000.(4)

4.4	Registration Rights Agreement among Registrant and the purchasers of its capital stock dated October 2, 2002.(5)

10.1	Office Lease by and between Registrant and SV Bull Creek Limited Partnership dated February 16, 2000.(4)

10.2	Facility Lease by and between Hub Properties Trust and Registrant, dated May 30, 2000.(6)

10.3*	Registrant’s Third Amended and Restated 1999 Stock Option and Restricted Stock Plan.(3)

10.4*	Registrant’s Amended and Restated 2000 Employee Stock Purchase Plan.(2)

10.5*	Form of Indemnity Agreement between Registrant and its Directors and Officers.(2)

10.6*	Employment Agreement by and between James E. Cahill and Registrant dated as of March 1, 2001.(3)

10.7*	Promissory Note of James E. Cahill payable to the Registrant dated November 8, 1999.(3)

10.8*	Pledge Agreement by and between James E. Cahill and the Registrant dated November 8, 1999.(3)

10.9*	Promissory Note of Craig Cantrell payable to the Registrant dated June 30, 1999.(3)

10.10*	Pledge Agreement by and between Craig Cantrell and the Registrant dated June 30, 1999.(3)

10.11	Loan and Security Agreement by and between the Registrant and Comerica Bank-California dated July 30, 2002.(7)

10.12	First Amendment to Loan and Security Agreement by and between the Registrant and Comerica Bank-California dated March 24, 2003.(8)

21	There are no principal subsidiaries of Registrant.

23	Consent of KPMG LLP.(8)

99.1	18 U.S.C. Section 1350 Certification of John F. McHale.(8)

99.2	18. U.S.C. Section 1350 Certification of Michael J. Rapisand.(8)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 4(c) of Form 10-K

(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2001.

(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2002.

(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2002.

(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on December 23, 1999.

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2002.

(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2002.

(8)	Filed herewith.

TIPPINGPOINT TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-2

Balance Sheets as of January 31, 2003 and December 31, 2001	F-3

Statements of Operations for the year ended January 31, 2003, the month ended January 31, 2002 and the years ended December 31, 2001 and 2000	F-4

Statements of Stockholders’ Equity for the year ended January 31, 2003, the month ended January 31, 2002 and the years ended December 31, 2001 and 2000	F-5

Statements of Cash Flows for the year ended January 31, 2003, the month ended January 31, 2002 and the years ended December 31, 2001 and 2000	F-6

Notes to Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

TippingPoint Technologies, Inc.:

We have audited the accompanying balance sheets of TippingPoint Technologies, Inc. as of January 31, 2003 and December 31, 2001 and the related statements of operations, stockholders’ equity and cash flows for the year ended January 31, 2003, the month ended January 31, 2002 and the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TippingPoint Technologies, Inc. as of January 31, 2003 and December 31, 2001, and the results of its operations and its cash flows for the year ended January 31, 2003, the month ended January 31, 2002 and the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Austin, Texas

April 15, 2003

TIPPINGPOINT TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS	January 31, 2003	December 31, 2001
Current assets:
Cash and cash equivalents	$21,085,900	$32,995,489
Short-term investments	6,064,596	9,302,262
Inventory	1,138,568	—
Prepaid expenses and other current assets	862,086	608,918
Assets held for sale	—	290,695

Total current assets	29,151,150	43,197,364

Property and equipment, net	4,499,445	5,669,136
Net assets from discontinued operations	—	375,000
Other	1,896,642	1,841,738

	$35,547,237	$51,083,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$881,481	$596,450
Current portion of long-term debt	418,578	—
Accrued liabilities	4,580,553	5,020,558

Total current liabilities	5,880,612	5,617,008

Long-term debt	612,316	—
Other liabilities	369,730	535,480

Total liabilities	6,862,658	6,152,488

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 5,250,000 shares issued and outstanding as of January 31, 2003 and 4,046,040 shares issued and outstanding as of December 31, 2001	52,500	40,460
Additional paid-in capital	314,476,579	304,779,058
Deferred stock-based compensation	(636,125)	(2,002,515)
Stockholder notes receivable	(652,800)	(652,800)
Accumulated other comprehensive income	3,750	5,329
Accumulated deficit	(284,559,325)	(257,238,782)

Total stockholders’ equity	28,684,579	44,930,750

	$35,547,237	$51,083,238

See accompanying notes to financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year ended January 31, 2003	Month ended January 31, 2002	Years ended December 31,
			2001	2000

Operating expenses:
Research and development	$16,653,694	$1,474,247	$13,360,553	$6,040,280
Sales and marketing	3,668,957	112,724	548,508	—
General and administrative	4,607,155	369,103	6,601,677	8,025,508
Writedown of assets held for sale	328,833	—	937,208	—

Total operating expenses	25,258,639	1,956,074	21,447,946	14,065,788

Operating loss	(25,258,639)	(1,956,074)	(21,447,946)	(14,065,788)

Interest income, net	630,825	76,378	2,629,422	5,928,213

Loss from continuing operations	(24,627,814)	(1,879,696)	(18,818,524)	(8,137,575)

Loss from discontinued operations	(813,033)	—	(8,837,906)	(135,827,699)

Net loss	$(25,440,847)	$(1,879,696)	$(27,656,430)	$(143,965,274)

Per share data:
Net loss	$(25,440,847)	$(1,879,696)	$(27,656,430)	$(143,965,274)

Effect of beneficial conversion feature of convertible preferred stock	—	—	—	(42,089,262)

Net loss applicable to common stock	$(25,440,847)	$(1,879,696)	$(27,656,430)	$(186,054,536)

Net basic and diluted loss from continuing operations (net of effect of beneficial conversion feature of convertible preferred stock) per common share	$(5.54)	$(0.46)	$(4.65)	$(14.57)

Net basic and diluted loss from discontinued operations per common share	(0.18)	—	(2.19)	(39.40)

Net basic and diluted loss per common share	$(5.72)	$(0.46)	$(6.84)	$(53.97)

Weighted average common shares outstanding	4,450,557	4,049,355	4,042,923	3,447,011

See accompanying notes to financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Stockholder notes receivable	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	841,981	$29,492,885	1,260,471	$12,605	$41,925,472	$(14,164,611)	$(821,449)	$—	$(43,527,816)	$12,917,086
Issuance of common stock	—	—	533,333	5,333	132,716,922	—	—	—	—	132,722,255
Exercise of common stock options	—	—	17,633	176	772,794	—	—	—	—	772,970
Issuance of preferred stock	2,557,675	60,873,637	—	—	—	—	—	—	—	60,873,637
Conversion of preferred stock	(3,399,656)	(90,366,522)	2,195,497	21,955	90,344,567	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	28,636,110	(28,636,110)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	7,482,767	—	—	—	7,482,767
Beneficial conversion feature on convertible preferred stock	—	—	—	—	42,089,262	—	—	—	(42,089,262)	—
Exercise of warrants to purchase shares of common stock	—	—	26,051	261	624,839	—	—	—	—	625,100
Collection of stockholder notes receivable	—	—	—	—	—	—	168,649	—	—	168,649
Forfeitures due to employee terminations	—	—	—	—	(25,236,453)	25,236,453	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(143,965,274)	(143,965,274)
Unrealized investment loss	—	—	—	—	—	—	—	(582,100)	—	(582,100)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(144,547,374)

Balances at December 31, 2000	—	—	4,032,985	40,330	311,873,513	(10,081,501)	(652,800)	(582,100)	(229,582,352)	71,015,090

Issuance of common stock	—	—	5,180	51	33,096	—	—	—	—	33,147
Exercise of common stock options	—	—	7,875	79	32,605	—	—	—	—	32,684
Deferred stock-based compensation	—	—	—	—	672,580	(672,580)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	918,830	—	—	—	918,830
Forfeitures due to employee terminations	—	—	—	—	(7,832,736)	7,832,736	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(27,656,430)	(27,656,430)
Unrealized investment gain	—	—	—	—	—	—	—	587,429	—	587,429

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(27,069,001)

Balances at December 31, 2001	—	—	4,046,040	40,460	304,779,058	(2,002,515)	(652,800)	5,329	(257,238,782)	44,930,750

Issuance of common stock	—	—	3,601	36	17,870	—	—	—	—	17,906
Amortization of deferred stock-based compensation	—	—	—	—	—	76,720	—	—	—	76,720
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,879,696)	(1,879,696)
Unrealized investment loss	—	—	—	—	—	—	—	(5,538)	—	(5,538)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,885,234)

Balances at January 31, 2002	—	—	4,049,641	40,496	304,796,928	(1,925,795)	(652,800)	(209)	(259,118,478)	43,140,142

Issuance of common stock	—	—	1,184,725	11,848	10,108,545		—	—	—	10,120,393
Exercise of common stock options	—	—	15,634	156	67,012	—	—	—	—	67,168
Stock-based compensation issued to nonemployees	—	—	—	—	105,087	—	—	—	—	105,087
Amortization of deferred stock-based compensation	—	—	—	—	—	688,677	—	—	—	688,677
Forfeitures due to employee terminations	—	—	—	—	(600,993)	600,993	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(25,440,847)	(25,440,847)
Unrealized investment gain	—	—	—	—	—	—	—	3,959	—	3,959

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(25,436,888)

Balances at January 31, 2003	—	$—	5,250,000	$52,500	$314,476,579	$(636,125)	$(652,800)	$3,750	$(284,559,325)	$28,684,579

See accompanying notes to financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2003	Month ended January 31, 2002	Years ended December 31,
			2001	2000
Cash flows from continuing operating activities:
Loss from continuing operations	$(24,627,814)	$(1,879,696)	$(18,818,524)	$(8,137,575)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	3,564,037	197,888	2,936,148	2,090,887
Accretion of investment securities	(103,792)	(24,965)	(1,989,804)	(784,268)
Stock-based compensation expense	793,764	76,720	935,834	5,211,790
Loss on sale of fixed assets	—	—	28,840	—
Writedown of assets	328,833	—	937,208	—
Changes in operating assets and liabilities:
Inventory	(1,087,953)	(50,615)	—	—
Prepaid expenses and other current assets	205,136	(107,855)	295,051	(284,534)
Trade accounts payable, accrued liabilities and other non-current liabilities	116,097	(236,649)	(12,311,310)	9,667,747

Net cash provided by (used in) continuing operating activities	(20,811,692)	(2,025,172)	(27,986,557)	7,764,047

Cash flows from investing activities:
Purchases of property and equipment	(2,708,611)	(64,624)	(3,190,089)	(6,060,208)
Purchases of investment securities	(8,787,764)	(7,467,392)	(45,917,026)	(127,927,056)
Investment securities sold	—	—	4,942,639	35,968,671
Investment securities matured	14,800,000	4,820,000	75,020,568	51,389,332

Net cash provided by (used in) investing activities	3,303,625	(2,712,016)	30,856,092	(46,629,261)

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	1,090,355	—	—	—
Payment of debt issuance costs	(33,224)	—	—	—
Net proceeds from private placement of common stock	9,984,754	—	—	—
Decrease (increase) in restricted cash related to capital leases	—	—	481,511	(1,716,752)
Principal payments on debt and capital lease obligations	(59,461)	—	(637,873)	(952,650)
Proceeds from issuance of common stock	135,639	17,906	33,147	132,722,255
Proceeds from exercise of stock options and warrants	67,168	—	32,684	1,398,070
Proceeds from issuance of preferred stock, net	—	—	—	58,873,637
Collection of stockholder notes receivable	—	—	—	168,649

Net cash provided by (used in) financing activities	11,185,231	17,906	(90,531)	190,493,209

Cash provided by (used in) discontinued operations	(1,134,832)	267,361	2,864,076	(133,838,948)

Net increase (decrease) in cash and cash equivalents	(7,457,668)	(4,451,921)	5,643,080	17,789,047

Cash and cash equivalents at beginning of period	28,543,568	32,995,489	27,352,409	9,563,362

Cash and cash equivalents at end of period	21,085,900	28,543,568	32,995,489	27,352,409

Short-term investments	6,064,596	11,969,081	9,302,262	40,771,209

Cash, cash equivalents and short-term investments	$27,150,496	$40,512,649	$42,297,751	$68,123,618

Supplemental disclosure:
Interest paid during period	$29,516	$—	$37,007	$199,281

See accompanying notes to financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Incorporation and Nature of Business

TippingPoint Technologies, Inc. was incorporated in the State of Texas in January 1999 and was reincorporated in the State of Delaware on March 15, 2000. We design, manufacture and market network intrusion prevention systems and appliances (IPS) that deliver in-depth protection and attack eradication for corporate enterprises, government agencies, service providers and academic institutions.

We were formerly named Netpliance, Inc. while we developed and operated a consumer Internet appliance and service business. In January 2001, we decided to exit the consumer Internet appliance and service business due to, among other things, our continued losses and inability to raise additional capital to fund that business. The accompanying financial statements present our consumer Internet appliance and service business as a discontinued operation for all historical periods. See Note 3, Discontinued Operations.

As a result of the early stage of our IPS business, we expect to report operating losses through at least the end of our fiscal year ending January 31, 2004. We cannot assure you that we will ever achieve positive cash flow from our operations and we face numerous risks associated with this business.

We have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, the initial public offering of our common stock on March 17, 2000 and most recently, a private placement of our common stock to certain investors on October 2, 2002. During fiscal 2003, we also established and made borrowings under our term loan facility with a commercial bank, with whom we also established a revolving loan facility that was unused through January 31, 2003. In the future, we expect to seek additional funding through private or public equity offerings, additional credit facilities or other financing arrangements, at least until such time as we achieve positive cash flow from operations. However, we cannot assure you that such financing will be available or that we will ever achieve positive operating cash flows.

On January 24, 2002, our board of directors changed our fiscal year from December 31 to January 31, beginning with the fiscal year ending January 31, 2003 covered by this annual report on Form 10-K. Accordingly, we are presenting financial information for the one month ended January 31, 2002 (the transition period) in this report. We have not presented financial statements for the fiscal years ended January 31, 2002 and 2001, but have instead presented financial statements for the fiscal years ended December 31, 2001 and 2000, in compliance with Rule 13a-10 of the Securities Exchange Act of 1934. Because the adoption of our new fiscal year resulted in only a one month change in our annual and quarterly financial reporting periods, and considering that there would be little change in the reported information due to the early stage of our continuing business, we believe that the financial information for our fiscal year ended January 31, 2003 is sufficiently comparable to the corresponding financial information for our fiscal years 2001 and 2000, as originally reported, in terms of seasonal and other factors. Accordingly, we did not deem it practical, nor could we justify the additional cost, to prepare and present financial statements for the years ended January 31, 2002 and 2001 and for the calendar quarters in the year ended January 31, 2002.

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies

(a) Cash Equivalents and Short-Term Investments

For purposes of the statement of cash flows, we consider all short term, highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. At January 31, 2003, our cash equivalents consisted of money market funds and federal agency securities.

Short-term investments consist primarily of investments in commercial paper and federal agency securities with original maturities greater than ninety days and less than one year. We carry available-for-sale securities at their estimated fair market value based on current market quotes. At January 31, 2003 and December 31, 2001, short-term investments consist of the following:

	January 31, 2003	December 31, 2001
Average cost	$6,060,846	$9,296,933
Unrealized gains	3,750	5,329

Fair value	$6,064,596	$9,302,262

(b) Inventories

Our inventories are stated at the lower of actual cost (first-in, first-out method) or market value (estimated net realizable value). The valuation of inventories at the lower of actual cost or market value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold. These estimates are dependant on our assessment of expected orders from our customers. As of January 31, 2003, our inventories consisted of component parts of approximately $838,595 and finished goods of approximately $299,973.

(c) Property and Equipment

We state property and equipment at cost and we depreciate them using the straight-line method over the estimated useful lives of the assets, which are generally three years for computers and computer related equipment and five to seven years for non-computer furniture and equipment. We depreciate leasehold improvements using the straight-line method over the shorter of their estimated lives or the term of the lease, which is currently five years.

(d) Revenue Recognition

We expect to derive revenue primarily from sales of our hardware-based security systems and appliances, and to a lesser extent, from software products and services. Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We sell primarily to resellers, including value-added resellers (VARs). We do not expect resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. We will record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale. Securities and Exchange Commission Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements requires us to estimate returns and warranty expenses prior to recognizing revenue. Since we have little history selling our products, at this time we are not able to estimate returns and warranty expense. Revenue from sales of our products prior to the time we are able to estimate returns and warranty expense will be deferred. At January 31,

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

2003, we had approximately $242,000 of deferred revenue (included in accrued liabilities) related to such transactions.

With respect to our discontinued consumer Internet appliance and service business (See Note 3), we recognized subscription revenue ratably over the applicable period. Subscriptions to the Internet service were available on a monthly, semi-annual and annual basis and were generally charged to customers’ credit cards in advance on a monthly basis.

(e) Advertising Costs

With respect to our discontinued consumer Internet appliance and service business (See Note 3), we expensed production costs as incurred and we expensed communication costs the first time the ad was run. Advertising costs approximated $30.5 million for the year ended December 31, 2000. In the year ended January 31, 2003 we incurred approximately $93,000 of advertising costs. We did not incur any advertising costs for the month ended January 31, 2002 or in the year ended December 31, 2001.

(f) Fair Value of Financial Instruments

We carry financial instruments, including cash equivalents, trade accounts payable and accrued liabilities, at historical cost, which approximate their fair value principally because of the short-term maturity of these instruments. We also carry our long-term debt at historical cost as such amounts are deemed to approximate fair value due to the variable rate on interest on the debt.

(g) Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If we consider such assets to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair market value less costs to sell. During the year ended December 31, 2001, we determined that certain of our assets were impaired principally as a result of the change in our business model. As a result, during 2001, we recorded a loss of approximately $937,000 related to those assets. This amount is shown in writedown of assets held for sale in the accompanying 2001 statement of operations. In determining the fair value of the assets held for sale, we utilized offers and bids on the equipment, as well as estimated values of like equipment obtained from third party sources. The assets included in assets held for sale were not depreciated commencing January 1, 2002. We recorded a writedown of assets held for sale of approximately $329,000 during the year ended January 31, 2003, which resulted from the disposition of additional assets we no longer utilized. We recorded no writedowns for the month ended January 31, 2002.

(h) Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

differences. We recognize in income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

(i) Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles in the United States of America. The most significant estimates and assumptions relate to accruals for discontinued operations, deferred taxes, inventory, litigation and the carrying values of assets held for sale. Actual results could differ from those estimates.

(j) Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our fixed plan stock options. As such, we record compensation expense on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123, as amended by SFAS 148, requires that companies that do not choose to account for stock-based compensation as prescribed by this Statement must disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Year ended January 31, 2003	Month ended January 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Net loss as reported	$(25,440,847)	$(1,879,696)	$(27,656,430)	$(186,054,536)
Add: Employee Stock-based compensation included in the reported net loss	688,677	76,720	918,830	7,482,767
Deduct: Total employee stock-based compensation determined under the fair value based method for all awards	1,174,199	241,722	1,822,228	10,635,493

Pro forma net loss	$(25,926,369)	$(2,044,698)	$(28,559,828)	$(189,207,262)

Basis and diluted loss per share:

As reported	$(5.72)	$(0.46)	$(6.84)	$(53.97)

Pro forma	$(5.83)	$(0.50)	$(7.06)	$(54.90)

The per share weighted-average fair value of stock options and shares of restricted common stock granted during the year ended January 31, 2003, the month ended January 31, 2003 and the years ended December 31, 2001 and 2000 was $4.24, $3.24, $3.36 and $67.50, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

rate of 3.9%, 4.4%, 4.4% and 5.2%, respectively, a dividend yield of zero for all periods presented, volatility of 50% for the year ended January 31, 2003 and for the month ended January 31, 2002, 60% for fiscal 2001, 50% for fiscal 2000, and a weighted average expected life of four years.

(k) Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” we include all changes in equity during a period, except those resulting from investments by and distributions to owners, as a component of other comprehensive income. For the year ended January 31, 2003 comprehensive income includes an unrealized gain of $3,959. For the years ended December 31, 2001 and 2000, comprehensive income includes an unrealized gain of $587,429 and an unrealized loss on available-for-sale securities of $582,100, respectively. For the month ended January 31, 2002 comprehensive income included an unrealized loss of $5,538.

(l) Reclassifications

We have reclassified certain amounts in prior years to conform to current year presentation.

(3) Discontinued Operations

In connection with our Internet appliance and service business, we experienced operating losses since our inception primarily as a result of selling our Internet appliance at a significant loss; trying to build and support our Internet service offering for Internet appliance customers; expanding our subscriber base; and ultimately winding this business down.

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

We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our Internet appliance and service business. During the year ended January 31, 2003, we increased our reserve for lease termination costs by approximately $813,000, and recorded an additional expense for discontinued operations, due to the continuing weakness in the commercial real estate market in Austin, Texas, where the unused facility is located. We have attempted unsuccessfully to sub-lease the unused facility that we utilized with our old business in an effort to minimize lease termination costs. These costs, which are currently in dispute and the subject of a lawsuit with the landlord, have been reflected in accrued liabilities in the accompanying balance sheet. As of January 31, 2003, we had accrued approximately $3.4 million for costs that we estimated we would incur in future periods, consisting primarily of approximately $2.8 million relating to lease termination costs and approximately $600,000 relating to estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Operating results of the discontinued Internet appliance and service business are as follows for the years ended January 31, 2003, December 31, 2001 and December 31, 2000 (there is no activity for the month ended January 31, 2002):

	2003	2001	2000
Subscription revenue	$—	$2,878,489	$8,868,639
Cost of subscription revenue	—	(4,222,265)	(25,104,867)
Income (loss) on appliance and other peripheral sales	—	37,354	(28,835,498)
Writedown of inventory	—	—	(13,814,527)
Losses on purchase commitment	—	—	(6,340,830)
Stock-based compensation	—	11,900	(2,295,754)
Sales and marketing	—	(1,189,193)	(49,223,220)
General and administrative	—	(429,909)	(12,401,621)
Research and development	—	(343,482)	(5,602,001)
Reserve for future estimated losses	—	(2,200,000)	—

Restructuring charge	(813,033)	(3,380,800)	(1,078,020)

Loss from discontinued operations	$(813,033)	$(8,837,906)	$(135,827,699)

On October 25, 2000, our board of directors approved a restructuring plan designed to reduce our cost structure by consolidating facilities and reducing our workforce. As a result, we recorded restructuring charges of approximately $3.4 million and $1.1 million in 2001 and 2000, respectively, and approximately $813,000 in the year ended January 31, 2003, primarily consisting of costs associated with closing facilities, employee severance and benefits and lease termination costs related to a facility that we are not utilizing. As of January 31, 2003, we had accrued restructuring charges of approximately $2.8 million. In January 2001, our board of directors adopted our IPS business strategy, which resulted in additional reductions in our workforce.

During the year ended December 31, 2001, we made cash payments of $262,777 for employee severance and $39,384 for other restructuring charges, which payments extinguished the restructuring accruals for those items. There were no changes to restructuring charges or restructuring accruals during the month ended January 31, 2002. The following table provides a summary of lease termination restructuring charges and changes in the lease termination restructuring accrual for the years ended December 31, 2001 and January 31, 2003:

	January 31, 2003	December 31, 2001
Accrual at beginning of period	$2,734,607	$293,400
Cash payments in period	(788,880)	(939,593)
Expensed in period	813,033	3,380,800

Accrual at end of period	$2,758,760	$2,734,607

Writedown of Inventory and Loss on Purchase Commitment

In September 1999, we entered into an agreement with Quanta Computer for Quanta to manufacture our Internet appliance. Due to our change in focus from our consumer Internet offering, we instructed Quanta to cease producing devices in September 2000. The early cancellation of this order

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

with the manufacturer resulted in a $6.3 million settlement payment to Quanta. Additionally, during the third quarter of 2000, we recorded a $11.4 million charge to reduce inventory to the lower of cost or market and recorded a $2.4 million charge for loss on the remaining negotiated purchase commitment based on the settlement with Quanta.

(4) Property and Equipment

Property and equipment consists of:

	January 31, 2003	December 31, 2001
Computer equipment	$7,271,403	$5,563,135
Leasehold improvements	2,239,847	2,164,713
Software	1,987,639	1,376,190
Furniture and fixtures	1,026,046	820,633
Office and other equipment	481,144	479,185

	13,006,079	10,403,856
Less accumulated depreciation and amortization	(8,506,634)	(4,734,720)

Net property and equipment	$4,499,445	$5,669,136

Our depreciation expense on property and equipment for the years ended January 31, 2003, December 31, 2001 and December 31, 2000 totaled approximately $3.6 million, $2.9 million and $2.1 million, respectively, and approximately $198,000 for the month ended January 31, 2002.

(5) Long-Term Debt

On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving credit facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of January 31, 2003, we had borrowings outstanding of approximately $1 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

All amounts borrowed under the term loan facility amortize over periods ending no later than January 30, 2006. The term loan facility outstanding balance at January 31, 2003 maturities are as follows: $418,578 in fiscal 2004, $436,140 in fiscal 2005 and $176,176 in fiscal 2006. The revolving credit facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 30, 2004. Advances under both facilities accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum, which at January 31, 2003 was 5.0%.

The loan agreement contains customary covenants and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(6) Accrued Liabilities

Accrued liabilities consists of the following:

	January 31, 2003	December 31, 2001
Lease termination costs	$2,758,760	$2,734,607
Professional services	783,172	1,121,844
Payroll and employee benefits	404,940	570,387
Deferred revenue	242,297	—
Other	391,384	593,720

Total	$4,580,553	$5,020,558

(7) Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, we compute basic loss per share using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options, warrants and convertible preferred stock are anti-dilutive.

At December 31, 2000, potentially dilutive securities that we excluded from the calculation of loss per share because their effect was antidilutive were options to purchase 570,005 shares of common stock and warrants to purchase 40,000 shares of common stock. At December 31, 2001, potentially dilutive securities that we excluded from the calculation of loss per share because their effect was antidilutive were 41,339 shares of restricted stock, options to purchase 533,112 shares of common stock and warrants to purchase 40,000 shares of common stock. At January 31, 2003, potentially dilutive securities that we excluded from the calculation of loss per share because their effect was antidilutive were 29,716 shares of restricted stock, options to purchase 764,620 shares of common stock and warrants to purchase 40,000 shares of common stock.

(8) Notes Receivable

In the year ended December 31, 1999, we issued shares of our common stock in exchange for promissory notes to certain employees. The aggregate amount of the notes totaled $892,800. During the year ended December 31, 2000, two of the notes receivable were paid in full. At January 31, 2003, the aggregate outstanding balance of principal and accrued interest of the two remaining notes receivable was $652,800. The notes are secured by the common stock, bear interest at 7% and mature in 2004. The notes have been reflected as a reduction of stockholders’ equity on the accompanying balance sheet.

(9) Capital Stock

Common Stock

On March 17, 2000, the Company completed its initial public offering of 533,334 shares of common stock and realized net proceeds of approximately $132.7 million. As of the closing date of the offering, all outstanding shares of the Company’s convertible preferred stock were converted into shares of common stock.

On August 9, 2001, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of our common stock at a ratio of not less

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

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

On August 9, 2001, our board of directors authorized an increase in the number of shares of common stock reserved for issuance under our stock incentive plan to 1,033,333. The increase was approved by our stockholders on October 24, 2001.

On October 2, 2002, we closed a private placement of 1,158,098 shares of our common stock, for a purchase price of $8.64 per share, and realized gross proceeds of approximately $10 million. The investors in the private placement included John F. McHale, our Chairman and Chief Executive Officer, and certain of our other existing stockholders, executive officers and directors.

Convertible Preferred Stock

On January 5, 2000, we sold 1,430,000 shares of Series D Convertible Preferred Stock in a private placement for $20.00 per share. Net proceeds to us approximated $27.1 million. In connection with the issuance of the Series D, we issued warrants to purchase 14,760 shares of common stock. On February 7, 2000, we sold 1,127,675 shares of Series E Convertible Preferred Stock in a private placement for $30.00 per share. Net proceeds to us approximated $33.8 million. The shares of Series D, Series E and the warrants issued with the Series D were issued with a beneficial conversion feature approximating $27.2 million, $13.5 million and $1.4 million, respectively. The beneficial conversion feature was calculated as the difference between the conversion price or exercise price and the fair value of the common stock into which the preferred stock was convertible or the warrant was exercisable. This amount is accounted for as an increase in additional paid-in capital and an in-substance dividend to the preferred stockholders, and accordingly increased the loss applicable to common stockholders by approximately $42.1 million in 2000.

(10) Stock Options and Warrants

Stock Option Plan

In January 1999, we established our Stock Option and Restricted Stock Plan. The plan provides for the grant to our employees of incentive stock options to purchase shares of our common stock. The plan also provides for the grant to certain of our employees, officers, directors and consultants of non-qualified options to purchase shares of our common stock or shares of restricted stock. The total number of shares authorized to be issued under the plan is 1,033,333. The plan is administered by the compensation committee of our board of directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, the option vesting period and the terms of any restricted stock granted. Options generally have a maximum term of ten years and vest in equal annual increments over a four-year period beginning one year from the date of grant. However, in February 2001, we granted certain options with a three-year vesting period. As of January 31, 2003 and December 31, 2001, there were 186,489 and 432,174 shares, respectively, available for future grants under the plan.

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of changes in common stock options is as follows:

	Shares	Weighted average exercise price per share	Range of exercise prices
Options outstanding at December 31, 1999	312,459	$20.16	$2.85—38.25

Options granted	549,561	84.92	5.10—277.50
Options exercised	(17,633)	43.85	2.85—100.05
Options forfeited	(274,382)	74.93	2.85—277.50

Options outstanding at December 31, 2000	570,005	55.50	2.85—277.50

Options granted	556,409	5.44	4.65—9.00
Options exercised	(7,875)	4.15	2.85—7.97
Options forfeited	(585,434)	47.15	2.85—277.50

Options outstanding at December 31, 2001	533,105	13.18	2.85—270.00

Options granted	41,802	7.39	6.75—7.41
Options exercised	—	—	—
Options forfeited	(10,531)	6.43	5.40—150.00

Options outstanding at January 31, 2002	564,376	12.88	2.85—270.00

Options granted	433,169	10.04	6.90—12.45
Options exercised	(15,634)	4.99	2.85—8.35
Options forfeited	(217,291)	12.56	2.85—150.00

Options outstanding at January 31, 2003	764,620	$11.52	$2.85—270.00

As of December 31, 2000, there were 45,004 options exercisable at exercise prices ranging between $2.85 and $38.25 per share. As of December 31, 2001 and January 31, 2003, there were options to purchase 89,705 and 297,604 shares of common stock, respectively, exercisable at exercise prices ranging between $2.85 and $270.00 per share.

A summary of outstanding stock options as of January 31, 2003 follows:

Range of exercise prices	Number of outstanding options at January 31, 2003	Weighted average remaining contractual life (in years)	Weighted average exercise price ($)
$2.85—4.69	191,516	7.7	4.37
$4.70—7.86	160,006	8.5	6.60
$7.87—27.60	396,376	9.0	13.26
$27.61—270.00	16,722	7.1	99.18

Total/Average	764,620	8.5	11.52

We had approximately $636,000 and $2.0 million of deferred stock-based compensation related to employee stock options as of January 31, 2003 and December 31, 2001, respectively, and recognized stock-based compensation expense of approximately $794,000, $936,000 and $5.2 million during the years ended January 31, 2003, December 31, 2001 and December 31, 2000, respectively, and $77,000 for

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

the month ended January 31, 2002 as a result of granting stock options with deemed exercise prices below the estimated fair value of our common stock at the date of grant and the granting of restricted stock. Included in the approximately $5.2 million of stock-based compensation expense for the year ended December 31, 2000 is approximately $4.3 million of expense recorded as a result of grants of options to members of our board of directors with exercise prices below the deemed estimated fair value of our common stock at the date of grant. During the years ended January 31, 2003, December 31, 2001 and December 31, 2000, we eliminated approximately $600,000, $7.8 million and $25.2 million, respectively, of deferred stock-based compensation and corresponding additional paid-in capital as a result of employee terminations and resignations that occurred during those years. There were none for the month ended January 31, 2002. We have presented deferred stock-based compensation as a component of stockholders’ equity and are amortizing it as a charge to expense over the vesting period of the applicable options.

During the year ended December 31, 2001, we reserved for issuance a total of 101,076 shares of restricted common stock under the plan as a result of the exchange of those shares of restricted common stock for certain of our outstanding options. The shares of restricted common stock vest over various increments, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent shares of restricted common stock are not then fully vested, one-third of such shares will immediately vest.

In 2001, we recorded deferred stock compensation of approximately $673,000 in connection with the grant of the restricted common stock, which is the aggregate fair market value of those shares of common stock on the date of grant. We will record compensation expense over the applicable vesting period. As of January 31, 2003, 63,452 of the shares of restricted common stock reserved for issuance had been forfeited upon the termination or resignation of the holders of those shares. The forfeited shares of restricted common stock are now available for future grants under the plan.

Warrants

On December 22, 1999, we entered into a nonbinding Memorandum of Understanding with U S WEST !nterprise Networking Services to form a strategic alliance for the distribution of our Internet appliance. As consideration for signing the Memorandum of Understanding, we granted to U S West for $5,000 an immediately exercisable warrant to purchase 40,000 shares of our common stock at $100.05 per share. The exercise price of the warrant is subject to adjustment under certain conditions, and expires on December 31, 2003.

(11) Income Taxes

As a result of net operating losses, we have not recorded a provision for income taxes. The components of our deferred tax assets and related valuation allowance are as follows:

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

	January 31, 2003	December 31, 2001
Net operating loss carryforwards	$70,146,000	$65,824,000
Start-up costs capitalized for tax purposes	4,316,000	2,382,000
Stock-based compensation expense	2,271,000	1,729,000
Other	6,383,000	2,681,000

Total deferred tax assets	83,116,000	72,616,000
Valuation allowance	(83,116,000)	(72,616,000)

Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, our management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carry forwards, in future tax returns, we have provided a 100% valuation allowance on our deferred tax assets.

At January 31, 2003, we had net operating losses for federal income tax purposes of approximately $187.7 million and research tax credits of approximately $2.7 million. Our net operating loss carryforwards plus tax credit carryforwards will expire at various dates beginning in 2018, if not utilized.

(12) Commitments and Contingencies

We lease our office space and certain equipment under non-cancelable operating leases expiring in various years through 2007. We also lease equipment, primarily computer equipment, under capital leases. Total rent expense for all operating leases for the years ended January 31, 2003, December 31, 2001 and December 31, 2000 was approximately $1.3 million, $2.1 million and $2.0 million, respectively, and $101,000 for the month ended January 31, 2002.

Our minimum lease commitments under non-cancelable leases at January 31, 2003 are as follows:

Years ended January 31:	Operating Leases
2004	$1,778,705
2005	1,778,705
2006	704,217
2007	20,215

Total operating lease payments	$4,281,842

Terms of our facility leases call for letters of credit totaling approximately $1.7 million. We have pledged certificates of deposit (included in other noncurrent assets at January 31, 2003) as collateral.

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

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

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

(13) Employee Benefit Plans

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We currently are not making any matching contributions to the savings plan.

In March 2000, our board of directors and shareholders approved our 2000 Employee Stock Purchase Plan. We initially reserved for issuance to, and purchase by, qualified employees under the purchase plan an aggregate of 40,000 shares of common stock. In January of each year, the number of shares reserved for issuance pursuant to the purchase plan is increased by an amount that will cause the total number of shares reserved for issuance to equal the least of the following: (1) 1% of issued and outstanding shares as of the last day of the prior fiscal year; (2) 60,000 shares; or (3) a smaller number as determined by our board of directors. As of January 31, 2003, there were 80,392 shares of common stock reserved for issuance to and purchase by our employees under the purchase plan, of which 52,936 shares remain available for issuance. The purchase price for each share of common stock under the purchase plan is 85% of the lesser of (i) the fair market value of such share on the last business day in June and December during the life of the purchase plan or (ii) the fair market value of such share on the first day of the applicable purchase period. The purchase period is defined as each six-month period beginning on January 1 or July 1.