Form 10-Q
period 2003-04-30
TIPPINGPOINT TECHNOLOGIES INC
filed 2003-06-13
CIK 1097297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2003.

Class	Number of Shares
Common Stock, $0.01 par value	5,257,390

TIPPINGPOINT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	April 30, 2003	January 31, 2003
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$23,218,582	$27,150,496
Inventory	1,285,265	1,138,568
Prepaid expenses and other current assets	978,761	862,086

Total current assets	25,482,608	29,151,150
Property and equipment, net	3,999,430	4,499,445
Other	1,430,365	1,896,642

	$30,912,403	$35,547,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$983,428	$881,481
Current portion of long-term debt	443,350	418,578
Accrued liabilities	4,296,104	4,580,553

Total current liabilities	5,722,882	5,880,612
Long-term debt, excluding current portion	550,586	612,316
Other liabilities	331,480	369,730

Total liabilities	6,604,948	6,862,658

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 5,257,390 shares issued and outstanding as of April 30, 2003 and 5,250,000 shares issued and outstanding as of January 31, 2003	52,574	52,500
Additional paid-in capital	314,573,106	314,476,579
Deferred stock-based compensation	(511,784)	(636,125)
Stockholder notes receivable	(652,800)	(652,800)
Accumulated other comprehensive income	—	3,750
Accumulated deficit	(289,153,641)	(284,559,325)

Total stockholders’ equity	24,307,455	28,684,579

	$30,912,403	$35,547,237

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,
	2003	2002
Revenues	$630,420	$—
Cost of revenues	401,869	—

Gross margin	228,551	—

Operating expenses:
Research and development	2,447,273	3,981,943
Sales and marketing	1,713,441	607,273
General and administrative	761,326	1,225,079

Total operating expenses	4,922,040	5,814,295

Operating loss	(4,693,489)	(5,814,295)
Interest income, net	99,173	184,035

Net loss	$(4,594,316)	$(5,630,260)

Net basic and diluted loss per share	$(0.87)	$(1.39)

Weighted average common shares outstanding	5,255,105	4,053,284

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30,
	2003	2002
Cash flows from continuing operating activities:
Net loss	$(4,594,316)	$(5,630,260)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	827,154	638,534
Accretion of investment securities	(3,750)	(57,118)
Stock-based compensation expense	183,493	284,181
Changes in operating assets and liabilities:
Inventory	(146,696)	(364,813)
Prepaid expenses and other current assets	(116,675)	(1,253,250)
Other non-current assets	(6,050)	285,216
Trade accounts payable, accrued liabilities and other non-current liabilities	262,876	1,011,501

Net cash used in continuing operating activities	(3,593,964)	(5,086,009)

Cash flows from investing activities:
Purchases of property and equipment	(327,138)	(932,859)
Purchases of investment securities	—	(8,789,504)
Investment securities matured	6,064,626	12,000,000

Net cash provided by investing activities	5,737,488	2,277,637

Cash flows from financing activities:
Decrease in restricted cash in other non-current assets	472,327	—
Proceeds from borrowings under long-term debt	72,077	—
Principal payments on debt	(109,035)	—
Proceeds from exercise of stock options and warrants	44,848	553

Net cash provided by financing activities	480,217	553

Cash used in discontinued operations	(491,028)	(198,894)

Net increase (decrease) in cash and cash equivalents	2,132,713	(3,006,713)

Cash and cash equivalents at beginning of period	21,085,869	28,543,568

Cash and cash equivalents at end of period	$23,218,582	$25,536,855

Short-term investments	$—	$8,812,546

Cash, cash equivalents and short-term investments	$23,218,582	$34,349,401

See accompanying notes to unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Incorporation and Nature of Business

TippingPoint Technologies, Inc. was incorporated in the State of Texas in January 1999 and was reincorporated in the State of Delaware on March 15, 2000. We design, manufacture and market network-based intrusion prevention systems and appliances that deliver in-depth protection and attack eradication for corporate enterprises, government agencies, service providers and academic institutions.

We were formerly named Netpliance, Inc. while we developed and operated a consumer Internet appliance and service business. In January 2001, we decided to exit the consumer Internet appliance and service business due to, among other things, our continued losses and inability to raise additional capital to fund that business. The accompanying financial statements present our consumer Internet appliance and service business as a discontinued operation for all historical periods. See Note 10, Discontinued Operations.

As a result of the early stage of our network security business, we expect to report operating losses through at least the end of our fiscal year ending January 31, 2004. We cannot assure you that we will ever achieve positive cash flow from our operations and we face numerous risks associated with this business.

We have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, the initial public offering of our common stock on March 17, 2000 and most recently, a private placement of our common stock to certain investors on October 2, 2002. In fiscal 2003, we also established and made borrowings under our term loan facility with a commercial bank, with whom we also established a revolving loan facility that was unused through April 30, 2003. In the future, we expect to seek additional funding through private or public equity offerings, additional credit facilities or other financing arrangements, at least until such time as we achieve positive cash flow from operations. However, we cannot assure you that such financing will be available or that we will ever achieve positive operating cash flows.

In the opinion of our management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of such information. We derived the balance sheet as of January 31, 2003 from our audited financial statements as of that date. While we believe that the disclosures are adequate to make the information not misleading, we suggest that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2003. Interim results are not necessarily indicative of results we expect in future periods.

(2)	Inventory

Our inventory is stated at the lower of actual cost (first-in, first-out method) or market value (estimated net realizable value). The valuation of inventory at the lower of actual cost or market value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold. These estimates are dependent on our assessment of expected orders from our customers. As of April 30, 2003 and January 31, 2003, our inventory consisted of component parts of approximately $615,000 and $839,000, respectively, and finished goods of approximately $670,000 and $300,000, respectively.

(3)	Long-Term Debt

On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of April 30, 2003, we had borrowings outstanding of approximately $1 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

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

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standard (“SFAS”) SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, we compute basic loss per share using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options and warrants are anti-dilutive. Our common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants, and the lapsing of restrictions on shares of restricted stock.

(5)	Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our fixed plan stock options. As such, we record compensation expense on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123, as amended by SFAS 148, requires that companies that do not choose to account for stock-based compensation as prescribed by SFAS 123 must disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended April 30, 2003	Three Months Ended April 30, 2002
Net loss as reported		$(4,594,316)	$(5,630,260)
Add:	Employee stock-based compensation included in the reported net loss	124,341	203,393
Deduct:	Total employee stock-based compensation determined under the fair value based method for all awards	271,076	230,868

Pro forma net loss		$(4,741,051)	$(5,657,735)

Basis and diluted loss per share:
As reported		$(0.87)	$(1.39)
Pro forma		$(0.90)	$(1.40)

The per share weighted-average fair value of stock options and shares of restricted common stock granted during the quarters ended April 30, 2003 and 2002 was $3.76 and $4.16, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 2.9% and 4.5% for 2003 and 2002, respectively, a dividend yield of zero and volatility of 50% for all periods presented and a weighted average expected life of four years.

(6)	Restricted Stock

We have reserved for issuance a total of 28,127 shares of restricted common stock under our stock incentive plan as a result of the exchange of those shares of restricted common stock for certain of our outstanding stock options. The shares of restricted common stock vest over various increments, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent shares of restricted common stock are not then fully vested, one-third of such shares will immediately vest.

(7)	Stock Option Plan

Between January 31, 2003 and April 30, 2003, we granted to employees options to purchase an aggregate of 105,300 shares of common stock at exercise prices ranging from $7.68 to $10.57 per share, which will vest over a period of four years. As of April 30, 2003, we have outstanding options with the right to purchase 844,714 shares of common stock. In addition, we have 28,127 shares of restricted stock reserved for issuance, which are subject to forfeiture under certain circumstances.

We have recorded approximately $124,000 and $203,000 of employee stock-based compensation expense for the three months ended April 30, 2003 and 2002, respectively, primarily as a result of granting stock options in 1999 and 2000 with exercise prices below the deemed fair market value of our common stock for financial reporting purposes at the date of grant, granting shares of restricted stock during 2001, and granting vested options to members of our technical advisory group during 2002. We will amortize the remaining deferred compensation of approximately $512,000 as of April 30, 2003 over the applicable vesting period of outstanding options and restricted stock.

(8)	Commitments and Contingencies

We lease our office space and certain equipment under non-cancelable operating leases expiring in various years through 2007. Our minimum lease commitments under non-cancelable leases at April 30, 2003 are approximately $3.9 million. Terms of our facility lease call for letters of credit totaling approximately $1.2 million. We have pledged certificates of deposit (included in other noncurrent assets at April 30, 2003) as collateral.

On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our Internet appliance and service business. The complaint seeks an unspecified amount of damages. We believe that the action is without merit, that the action is not proper for class action treatment and that we have meritorious defenses available. We intend to defend this action vigorously.

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

(9)	Business Segment and Revenue Information

We operate in one business segment, the sale of high-speed network-based intrusion prevention systems. For the quarter ended April 30, 2003, all of our revenues were attributable to sales to customers in the United States. Approximately $300,000 of the revenues for the quarter ended April 30, 2003 were from a university in which an officer and director of our company is on the board of trustees and is a benefactor.

(10)	Discontinued Operations

In connection with our consumer Internet appliance and service business, we experienced operating losses since our inception primarily as a result of selling our Internet appliance at a significant loss; trying to build and support our Internet service offering for Internet appliance customers; expanding our subscriber base; and ultimately winding this business down.

In November 2000, we began shifting our business model away from our consumer Internet offering and restructured our operations. In February 2001, we entered into an agreement with a third party for the transfer of our service obligations relating to most of our existing customers, and we transferred approximately 50,000 of our customers to the third party’s service on March 12, 2001. We ceased providing any Internet access service to our remaining customers in June 2001. In December 2001, any obligation for us to continue providing support services for other Internet service providers expired. Effective January 1, 2002, the third party began operating the Internet portal for their customers who had been using our portal. In general, we have exited our consumer-focused business entirely, but we continue to have certain obligations, contingencies and potential liabilities relating to this business. There were no operating results of the discontinued consumer Internet appliance and service business for the quarters ended April 30, 2003 and 2002.

As of April 30, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $2.9 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $600,000 relating to estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

In connection with the restructuring plan, we accrued lease termination costs related to an unused facility in Austin, Texas that we utilized with our old business. We have attempted unsuccessfully to sub-lease the unused facility in an effort to minimize lease termination costs, which are currently in dispute and the subject of a lawsuit with the landlord. The terms of the lease called for letters of credit totaling approximately $470,000. We pledged certificates of deposit (included in other noncurrent assets at January 31, 2003) as collateral. In March 2003, all letters of credit were drawn upon by the landlord. Accordingly, the reserve and noncurrent other assets have been reduced by approximately $470,000 during the quarter ended April 30, 2003.

The following table provides a summary of charges and changes in the lease termination restructuring accrual for the three months ended April 30, 2003:

Three Months Ended April 30, 2003
Accrual at beginning of period	$2,758,760
Cash payments in period	(472,327)
Expensed in period	—

Accrual at end of period	$2,286,433

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenue recognition, inventory, deferred taxes, impairment of long-lived assets, litigation and discontinued operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition. Revenue is recorded from sales of our hardware-based security systems and appliances, and to a lesser extent, from software products and services. We sell primarily to resellers, including value-added resellers (VARs). Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We do not expect resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. We will record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale.

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

Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of April 30, 2003 is zero.

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

Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome, if any. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial condition. At April 30, 2003, we had approximately $600,000 accrued for legal fees and other expenses, which was included in the estimated loss from discontinued operations in prior fiscal years.

Discontinued Operations. There were no operating results of the discontinued Internet appliance and service business for the quarters ended April 30, 2003 and 2002. As of April 30, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $2.9 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $600,000 relating to estimated legal fees and other expenses. The lease termination costs related to an unused facility in Austin, Texas that we utilized with our old business. We have attempted unsuccessfully to sub-lease the unused facility in an effort to minimize lease termination costs, which are currently in dispute and the subject of a lawsuit with the landlord. The terms of the lease called for letters of credit totaling approximately $470,000. We pledged certificates of deposit (included in other noncurrent assets at January 31, 2003) as collateral. In March 2003, all letters of credit were drawn upon by the landlord. Accordingly, the reserve and noncurrent other assets have been reduced by approximately $470,000 during the quarter ended April 30, 2003. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Overview

Since the beginning of 2001, our strategy has been to develop hardware and software offerings that enhance and manage various applications for high-speed computer information systems. In February 2002, we announced our entry into the network security industry with our UnityOne line of products, the result of the development effort we initiated in 2001. This product line delivers high-speed network-based intrusion prevention systems (IPS) to corporate enterprises, governmental agencies, service providers and academic institutions. In September 2002, we announced the availability of our UnityOne product line. In February 2003, we announced three additional offerings in the UnityOne product line. Going forward, we anticipate that we will primarily focus our efforts on developing and marketing products and services in the network security industry.

Our UnityOne line of appliances and systems, which have high-speed, security-optimized, processors that can operate at gigabit speeds, are hardware-based products designed to protect enterprise information systems from external and internal hostile, malicious or cyber-terrorist attacks. Our products are designed to continually analyze Internet and Intranet traffic and block attacks, commonly referred to as viruses, worms, Trojans and denial-of-service attacks, before damage occurs and without compromising network operating performance. Our Peer-to-Peer Piracy Prevention functionality allows enterprises to control the use of peer-to-peer file sharing applications by blocking, limiting and prioritizing peer-to-peer traffic based on specific client, server, IP address or application type.

We believe that our competitive advantage is the ability of our products to stop attacks in a network at gigabit per second speeds, without slowing network operating performance. Our hardware-based platform is designed for network-based attack prevention and is capable of supporting thousands of filters that can perform deep packet inspections across a network segment without compromising network operating performance. We believe that our approach offers customers an effective network-based security solution with attractive economics, high performance, scalability and reliability.

Our products are currently complementary to firewalls, but significantly improve protection against malicious attacks. Even with firewalls, organizations are still plagued by dangerous attacks such as Code Red, Nimda and Sapphire, which continue to penetrate through firewalls. Accordingly, prevention products are increasingly seen as a critical tier of any multi-tier security strategy. Firewalls offer security mechanisms for limited layers of network communications. Our UnityOne IPS products protect information technology infrastructures from attacks that firewalls miss, and prevent intrusions within network communication that firewalls cannot prevent. Firewalls are also typically positioned at the network perimeter. UnityOne products have the ability to be located either at the core of the network or at the perimeter, enabling protection from external and internal attacks and abuses.

Results of Continuing Operations

Revenues

We recognized approximately $630,000 of revenues during the quarter ended April 30, 2003. This is the first quarter in which we have recognized revenue from our high-speed network-based intrusion prevention systems and appliances. Included in revenues is approximately $216,000 from sales transactions that occurred during the fourth quarter of fiscal year 2003. At January 31, 2003, this revenue was deferred under applicable accounting rules and our policy and subsequently met the recognition criteria during the quarter ended April 30, 2003. All of the revenues were attributable to sales to customers in the United States.

Gross Margin

For the quarter ended April 30, 2003, cost of revenues was approximately $402,000 and gross margin was approximately $229,000 or 36%. Cost of revenues included approximately $288,000 of fixed manufacturing overhead and warranty support costs.

Operating Expenses

Research and development expenses. Research and development expenses were approximately $2.4 million and $4.0 million for the quarters ended April 30, 2003 and 2002, respectively. The decrease in research and development expenses was due to decreases in employment costs, as a result of decreased headcount, and expenses incurred in developing our product offerings, including prototype and outside services.

Sales and marketing expenses. Sales and marketing expenses totaled approximately $1.7 million and $600,000 for the quarters ended April 30, 2003 and 2002, respectively. The increase in sales and marketing expenses was the result of growth in our sales and marketing organizations, principally the sales teams and related employment costs, and expansion of sales efforts. The increases were partially offset by a reduction in certain advertising expenses.

General and administrative expenses. General and administrative expenses were approximately $761,000 and $1.2 million for the quarters ended April 30, 2003 and 2002, respectively. The decrease in general and administrative expenses was primarily the result of decreases in employment costs, due to a reduction in headcount.

Other

Interest income. Interest income, net of interest expense, totaled approximately $99,000 for the quarter ended April 30, 2003 as compared to approximately $184,000 for the quarter ended April 30, 2002. The decrease in interest income in fiscal year 2003 is due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout the year, as well as a general reduction in the average yield earned on invested funds.

Discontinued operations. There were no operating results of the discontinued consumer Internet appliance and service business for the quarters ended April 30, 2003 and 2002. As of April 30, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $2.9 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $600,000 relating to estimated legal fees and other expenses. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Liquidity and Capital Resources

From inception in January 1999 through April 30, 2003, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $240 million. As of April 30, 2003, we had approximately $23.2 million in cash, cash equivalents and short-term investments, compared to approximately $27.2 million at January 31, 2003. Our business plan will require significant capital to fund anticipated operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from operations. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

On July 30, 2002, we entered into a loan and security agreement with a commercial bank. The loan agreement consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of April 30, 2003, we had borrowed approximately $1 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

All amounts borrowed under the term loan facility amortize over periods ending no later than January 30, 2006. The revolving loan facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 30, 2004. Advances under both facilities accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum. The loan agreement contains customary covenants and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

In the quarter ended April 30, 2003, working capital decreased by approximately $3.5 million, to approximately $19.8 million from approximately $23.3 million as of January 31, 2003. The decrease in working capital during the quarter was primarily the result of losses incurred in our continuing operations and capital expenditures during that period.

Net cash used in continuing operating activities was approximately $3.6 million for the quarter ended April 30, 2003, compared to net cash used in continuing operating activities of approximately $5.1 million for the quarter ended April 30, 2002. The decrease in net cash used in continuing operating activities in the quarter ended April 30, 2003 as compared with the quarter ended April 30, 2002, was primarily the result of a reduction in the net loss by approximately $1 million, inventory build increases of approximately $218,000, and increases of prepaid expenses and other current assets of approximately $1.1 million partially offset by a reduction in the increase in the change of trade accounts payable, accrued liabilities and other non-current liabilities of approximately $749,000.

Net cash provided by investing activities was approximately $5.7 million for the quarter ended April 30, 2003 as compared to approximately $2.3 million for the quarter ended April 30, 2002. The increase in net cash provided by investing activities was due to the timing of investing and maturing of our short term investments. Short-term investments maturing during the three months ended April 30, 2003 were reinvested subsequent to April 30, 2003. A reduction in capital expenditures, in connection with the reduction in research and development costs, of approximately $605,000 also contributed to the increase in net cash provided by investing activities.

Net cash provided by financing activities was approximately $480,000 for the quarter ended April 30, 2003, compared to less than $1,000 for the quarter ended April 30, 2002. This increase in net cash provided by financing activities was primarily due to the decrease in restricted cash attributable to the draw down of the letters of credit by the landlord of the unused facility that we utilized with our discontinued operations.

Net cash used in discontinued operations was approximately $491,000 for the quarter ended April 30, 2003, as compared to approximately $199,000 for the quarter ended April 30, 2002. This increase in net cash used in discontinued operations activities was due to the draw down of the letters of credit by the landlord of the unused facility that we utilized with our discontinued operations.

At April 30, 2003, future minimum payments due under our lease obligations were approximately $3.9 million.

Recently Issued Accounting Standards

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some cases). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period after June 15, 2003. We do not expect SFAS No. 150 to have a material effect on our financial condition or results of operations.

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

We have a limited operating history and little history operating our network security business. Our line of products only recently became generally available for purchase. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues. We began to focus on our network security offering in the later half of 2001. Our network security offering is still in the early stage, and we have only recently achieved any sales from this offering. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn significant revenues from the sale of such products, that our business model may not be profitable and other significant risks related to our business model. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach positive cash flow.

It is possible that we may never become profitable.

Successful implementation of our network-based security products business model continues to involve several risks. These risks include:

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

Internal and external changes resulting from our financial condition may concern our prospective customers, strategic relationships, resellers and employees, and produce a prolonged period of uncertainty, which could have a material adverse affect on our business. Our strategy requires pursuing new strategic relationships, increasing our research and development expenditures, adding employees who possess the skills we believe we will need going forward, investing in new technologies, establishing leadership positions in new high-growth markets, establishing distribution channels for our new products and realigning and enhancing our sales and marketing departments. Many factors may impact our ability to successfully implement our strategy, including our ability to finalize agreements with other companies, sustain the productivity of our workforce, introduce innovative new products in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our strategy.

The market for our products may not develop as we contemplate, which could result in our failure to achieve sales and profits from our business model.

Our business model involves competing in a dynamic market. Our financial performance and any future growth will depend, in part, upon our ability to obtain market share from existing competitors. We intend to invest a significant portion of our resources in the network security market, which we anticipate will grow at a significantly higher rate than the broader networking and infrastructure industry on average. The markets for network security solutions are highly competitive, and we are not certain that our target customers will widely adopt and deploy our technology. Even if our products are effective, our target customers may not choose to use them for technical, cost, support or other reasons. We are offering a different solution to network security, and it may not be accepted by the market as an alternative to existing solutions.

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

Current and potential competitors in our market include the following:

•	intrusion detection system vendors such as Internet Security Systems, Inc., Cisco Systems, Inc., Symantec Corporation, NetScreen Technologies, Inc., Network Associates, Inc., IntruVert Networks Inc., Intrusion Inc., Enterasys Networks, Inc. and other emerging startups;

•	firewall and virtual private network vendors such as NetScreen Technologies, Inc., Check Point Software Technologies Ltd and Symantec Corporation

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc., iPolicy Networks, WatchGuard Technologies, Inc., Network Associates, Inc. and Symantec Corporation; and

•	emerging security companies that may position their systems as replacements for our products.

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

Our business will suffer if our target customers do not accept our products.

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

We currently use a single third party to manufacture sub-assemblies of our products, and we purchase our components on a purchase order basis. We expect to continue this method of procurement indefinitely. If we cannot continue our arrangement with our contract manufacturer, and if we cannot establish an arrangement with at least one contract manufacturer who agrees to manufacture our sub-assemblies on terms acceptable to us, we may not be able to produce and ship our products, and our business will suffer. If we fail to manage our relationships with our contract manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed.

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

Our products are designed for the network infrastructure market, which requires us to maintain a sophisticated sales force, engage in extensive negotiations and provide high-level engineering support to complete sales. If we do not successfully market our products to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the market price of our common stock to decline.

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

The market for our products depends on economic conditions affecting the broader network security and information technology markets. A prolonged downturn in these markets may cause large enterprises to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or not budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures, delays in payment and collection, causing us to realize lower revenues and margins. Recent political turmoil in many parts of the world, including terrorist and military actions and the war in Iraq, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may experience material adverse impacts on our business, operating results and financial condition as a result of the factors stated above or otherwise.

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

If an actual or perceived breach occurs in one of our customer’s network security systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose existing and potential customers or cause us to lose existing and potential resellers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

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

Our executive officers and directors, in the aggregate, owned approximately 39% of our outstanding stock as of May 31, 2003. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Shares of common stock eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in private placements prior to October 2002 may currently be resold in reliance on Rule 144 of the Securities Act of 1933. The holders of the shares of our common stock issued in our October 2002 private placement have the right to require us to register the resale of those shares at any time after January 1, 2003. Any such registration will result in additional shares being sold in the market, which may have a negative impact on the market price of our common stock. Even without registration, significant amounts of such shares will be tradable starting in October 2003.

We may be unable to obtain the additional capital required to grow our business, which could seriously harm our proposed business. If we raise additional funds, our current stockholders may suffer substantial dilution.

As of April 30, 2003, we had approximately $23.2 million in cash, cash equivalents and short-term investments on hand. In July 2002, we entered into a loan agreement consisting of term loan facility for equipment and software purchases of up to $2.5 million, of which we had outstanding borrowings of approximately $1 million at April 30, 2003, and a revolving loan facility for working capital of up to $5 million that was unused at April 30, 2003. We also received approximately $10 million in a private placement of our common stock in October 2002. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

We do not intend to declare dividends and our common stock could be subject to volatility.

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

We have attempted, unsuccessfully, to sublease the unused facility that we utilized with our discontinued operations in an effort to minimize lease termination costs. These costs, which are currently in dispute and the subject of a lawsuit with the landlord, have been reflected in accrued liabilities at April 30, 2003.

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

We are exposed to interest rate risk primarily through our loan facilities, which accrue interest at a floating rate. If our effective interest rate under those facilities were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $10,000, based on the average balances utilized under our loan facilities during the period ended April 30, 2003. We did not experience a material impact from interest rate risk during fiscal 2003.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our Internet appliance and service business. The complaint seeks an unspecified amount of damages. We believe that the action is without merit, that the action is not proper for class action treatment and that we have meritorious defenses available. We intend to defend this action vigorously.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

99.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K:

(1) On April 28, 2003, we furnished a Current Report on Form 8-K in which we disclosed, pursuant to Item 9 of Form 8-K, that we had issued a press release announcing our results of operations for the fourth quarter and fiscal year ended January 31, 2003.

We neither filed nor furnished any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

/s/ JOHN F. MCHALE
John F. McHale Chairman of the Board and Chief Executive Officer

Date: June 13, 2003	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: June 13, 2003	/s/ JOHN F. MCHALE
John F. McHale
Chairman of the Board and Chief Executive Officer TippingPoint Technologies, Inc.

I, Michael J. Rapisand, certify that:

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

Date: June 13, 2003	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer TippingPoint Technologies, Inc.