Form 10-Q
period 2003-07-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2003-09-12
CIK 1097297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934

For Quarter Ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2003.

Class	Number of Shares
Common Stock, $0.01 par value	5,308,230

TIPPINGPOINT TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	July 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$18,620,280	$27,150,496
Inventory	1,498,061	1,138,568
Prepaid expenses and other current assets	1,183,370	862,086

Total current assets	21,301,711	29,151,150

Property and equipment, net	3,319,510	4,499,445
Other	1,434,213	1,896,642

	$26,055,434	$35,547,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,164,290	$881,481
Current portion of long-term debt	500,558	418,578
Accrued liabilities	4,200,818	4,580,553

Total current liabilities	5,865,666	5,880,612

Long-term debt, excluding current portion	677,617	612,316
Other liabilities	293,230	369,730

Total liabilities	6,836,513	6,862,658

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 5,307,230 shares issued and outstanding as of July 31, 2003 and 5,250,000 shares issued and outstanding as of January 31, 2003	53,072	52,500
Additional paid-in capital	314,574,329	314,476,579
Deferred stock-based compensation	(313,467)	(636,125)
Stockholder notes receivable	(652,800)	(652,800)
Accumulated other comprehensive income	—	3,750
Accumulated deficit	(294,442,213)	(284,559,325)

Total stockholders’ equity	19,218,921	28,684,579

	$26,055,434	$35,547,237

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues	$337,017	$—	$967,437	$—
Cost of revenues	752,462	—	1,154,331	—

Gross margin	(415,445)	—	(186,894)	—

Operating expenses:
Research and development	2,363,872	4,091,550	4,811,145	8,073,493
Sales and marketing	1,852,251	894,156	3,565,692	1,501,429
General and administrative	731,317	1,352,217	1,492,643	2,577,296

Total operating expenses	4,947,440	6,337,923	9,869,480	12,152,218

Operating loss	(5,362,885)	(6,337,923)	(10,056,374)	(12,152,218)
Interest income, net	74,313	162,880	173,486	346,915

Loss from continuing operations	(5,288,572)	(6,175,043)	(9,882,888)	(11,805,303)
Discontinued operations:
Loss on disposal of a discontinued business	—	(813,033)	—	(813,033)

Net loss	$(5,288,572)	$(6,988,076)	$(9,882,888)	$(12,618,336)

Per share data:
Net basic and diluted loss from continuing operations per common share	$(1.00)	$(1.52)	$(1.87)	$(2.91)
Net basic and diluted loss from discontinued operations per common share	—	(0.20)	—	(0.20)

Net basic and diluted loss per common share	$(1.00)	$(1.72)	$(1.87)	$(3.11)

Weighted average common shares outstanding	5,290,818	4,061,467	5,272,974	4,057,470

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31,
	2003	2002
Cash flows from continuing operating activities:
Net loss	$(9,882,888)	$(11,805,303)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	1,569,375	1,470,647
Accretion of investment securities	(3,750)	(101,016)
Stock-based compensation expense	271,938	507,286
Inventory writedown	362,605	—
Changes in operating assets and liabilities:
Inventory	(722,098)	(493,251)
Prepaid expenses and other current assets	(321,284)	(801,966)
Other non-current assets	(9,898)	230,631
Trade accounts payable, accrued liabilities and other non-current liabilities	329,337	667,025

Net cash used in continuing operating activities	(8,406,663)	(10,325,947)

Cash flows from investing activities:
Purchases of property and equipment	(389,440)	(2,005,571)
Purchases of investment securities	—	(8,789,504)
Investment securities matured	6,064,626	14,800,000

Net cash provided by investing activities	5,675,186	4,004,925

Cash flows from financing activities:
Decrease in restricted cash in other non-current assets	472,326	—
Proceeds from borrowings under long-term debt	365,351	731,819
Principal payments on debt	(218,071)	—
Payment of debt issuance costs	—	(33,223)
Proceeds from issuance of common stock	156,575	56,234

Net cash provided by financing activities	776,181	754,830

Cash used in discontinued operations	(510,293)	(583,523)

Net decrease in cash and cash equivalents	(2,465,589)	(6,149,715)

Cash and cash equivalents at beginning of period	21,085,869	28,543,568

Cash and cash equivalents at end of period	$18,620,280	$22,393,853

Short-term investments	$—	$6,078,114

Cash, cash equivalents and short-term investments	$18,620,280	$28,471,967

See accompanying notes to unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Incorporation and Nature of Business

TippingPoint Technologies, Inc. was incorporated in the State of Texas in January 1999 and was reincorporated in the State of Delaware on March 15, 2000. We design, manufacture and market network security systems and appliances that deliver in-depth protection and attack eradication for corporate enterprises, government agencies, service providers and academic institutions.

We were formerly named Netpliance, Inc. while we developed and operated a consumer Internet appliance and service business. In January 2001, we decided to exit the consumer Internet appliance and service business due to, among other things, our continued losses and inability to raise additional capital to fund that business. The accompanying financial statements present our consumer Internet appliance and service business as a discontinued operation for all historical periods. See Note 8, Discontinued Operations.

As a result of the early stage of our network security business, we expect to report operating losses through at least the end of our fiscal year ending January 31, 2004. We cannot assure you that we will ever achieve positive cash flow from our operations and we face numerous risks associated with this business.

We have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, the initial public offering of our common stock on March 17, 2000 and most recently, a private placement of our common stock to certain investors on October 2, 2002. In fiscal 2003, we also established and made borrowings under our term loan facility with a commercial bank, with whom we also established a revolving loan facility that was unused through July 31, 2003. In the future, we expect to seek additional funding through private or public equity offerings, additional credit facilities or other financing arrangements, at least until such time as we achieve positive cash flow from operations. However, we cannot assure you that such financing will be available or that we will ever achieve positive operating cash flows.

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

(2) Inventory

Our inventory is stated at the lower of actual cost (first-in, first-out method) or market value (estimated net realizable value). The valuation of inventory at the lower of actual cost or market value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold. These estimates are dependent on our assessment of expected orders from our customers. Additionally, these estimates reflect changes in our products or changes in demand because of various factors including the market for our products, obsolescence, technology changes and competition.

As of July 31, 2003 and January 31, 2003, our inventory consisted of component parts of approximately $790,000 and $839,000, respectively, and finished goods of approximately $708,000 and $300,000, respectively. During the three months ended July 31, 2003, the Company recorded a $363,000 inventory writedown in cost of revenues. The charge arose from the Company’s determination that certain component parts were obsolete because the components were incompatible with enhancements made to our product designs.

(3) Long-Term Debt

On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of July 31, 2003, we had borrowings outstanding of approximately $1.2 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

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

(4) Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, we compute basic loss per share using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options and warrants are anti-dilutive. Our common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants, and the lapsing of restrictions on shares of restricted stock.

(5) Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our fixed plan stock options. As such, we record compensation expense on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123, as amended by SFAS 148, requires that companies that do not choose to account for stock-based compensation as prescribed by SFAS 123 must disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	Six Months Ended July 31, 2003	Six Months Ended July 31, 2002
Net loss as reported	$(5,288,572)	$(6,988,076)	$(9,882,888)	$(12,618,336)
Add: Employee stock-based compensation included in the reported net loss	86,373	213,105	210,714	416,498
Deduct: Total employee stock-based compensation determined under the fair value based method for all awards	108,281	220,437	379,453	582,192

Pro forma net loss	$(5,310,480)	$(6,995,408)	$(10,051,627)	$(12,784,030)

Basis and diluted loss per share:
As reported	$(1.00)	$(1.72)	$(1.87)	$(3.11)
Pro forma	$(1.00)	$(1.72)	$(1.91)	$(3.15)

The per share weighted-average fair value of stock options granted during the six months ended July 31, 2003 and 2002 was $3.49 and $4.28, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 2.75% and 4.40% for 2003 and 2002, respectively, a dividend yield of zero and volatility of 50% for all periods presented and a weighted average expected life of four years.

(6) Commitments and Contingencies

We lease our office space and certain equipment under non-cancelable operating leases expiring in various years through 2007. Our minimum lease commitments under non-cancelable leases at July 31, 2003 are approximately $4.6 million, of which $2.3 million is recorded in accrued liabilities in the accompanying balance sheet for lease termination costs of the discontinued operations. Terms of our facility lease call for letters of credit totaling approximately $1.2 million. We have pledged certificates of deposit (included in other noncurrent assets at July 31, 2003) as collateral.

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

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock, by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in one specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. On September 10, 2002, our counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, our former and current officers and directors from the lawsuit. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuer-defendants, and their insurers setting forth terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuer-defendants and individual defendants named in the lawsuit. Any direct financial impact of the settlement is expected to be borne by our insurers. In August 2003, our Board of Directors approved the settlement terms described in the Memorandum of Understanding. The settlement is subject to numerous conditions, including approval by the court. There can be no assurance that such conditions will be met or that the court will approve the final terms of the settlement. If the settlement does not occur, and the litigation against us continues, we intend to defend it vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that indemnification or contribution will be available to us or enforceable against the underwriters.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

(7) Business Segment and Revenue Information

We operate in one business segment, the sale of network security systems. For the quarter ended July 31, 2003, all of our revenues were attributable to sales to customers in the United States. Approximately $310,000 of the revenues for the six months ended July 31, 2003 were from a university in which an officer and director of our company is on the board of trustees and is a benefactor.

(8) Discontinued Operations

In connection with our consumer Internet appliance and service business, we experienced operating losses since our inception primarily as a result of selling our Internet appliance at a significant loss; trying to build and support our Internet service offering for Internet appliance customers; expanding our subscriber base; and ultimately winding this business down.

In November 2000, we began shifting our business model away from our consumer Internet offering and restructured our operations. In February 2001, we entered into an agreement with a third party for the transfer of our service obligations relating to most of our existing customers, and we transferred approximately 50,000 of our customers to the third party’s service on March 12, 2001. We ceased providing any Internet access service to our remaining customers in June 2001. In December 2001, any obligation for us to continue providing support services for other Internet service providers expired. Effective January 1, 2002, the third party began operating the Internet portal for their customers who had been using our portal. We have exited our consumer-focused business entirely, but we continue to have certain obligations, contingencies and potential liabilities relating to this business. There were no operating results of the discontinued consumer Internet appliance and service business for the six months ended July 31, 2003.

As of July 31, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $2.9 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $570,000 relating to estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

In connection with the restructuring plan, we accrued lease termination costs related to an unused facility in Austin, Texas that we utilized with our old business. During the three months and six months ended July 31, 2002, we increased our reserve for lease termination costs by approximately $813,000, and recorded an additional expense in that amount for discontinued operations, due to the weakness in the commercial real estate market. We have attempted unsuccessfully to sub-lease the unused facility in an effort to minimize lease termination costs, which are currently in dispute and the subject of a lawsuit with the landlord. The terms of the lease called for letters of credit totaling approximately $470,000. We pledged certificates of deposit (included in other noncurrent assets at January 31, 2003) as collateral. In March 2003, all letters of credit were drawn upon by the landlord. Accordingly, the reserve and noncurrent other assets have been reduced by approximately $470,000 during the six month period ended July 31, 2003.

The following table provides a summary of charges and changes in the lease termination restructuring accrual for the six months ended July 31, 2003:

Six Months Ended July 31, 2003
Accrual at January 31, 2003	$2,758,760
Cash payments in period	(472,327)
Expensed in period	—

Accrual at April 30, 2003	2,286,433
Cash payments in period	—
Expensed in period	—

Accrual at July 31, 2003	$2,286,433

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

Our critical accounting policies are as follows:

Revenue Recognition. Revenue is recorded from sales of our hardware-based security systems and appliances, and to a lesser extent, from services. We sell primarily to resellers, including value-added resellers (VARs). Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We do not expect resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. We will record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale.

Inventory. We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of actual cost or market value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors including the market for our products, obsolescence, technology changes and competition. The estimates are subject to revisions and actual results may differ. This difference may have a material effect on our financial condition and results of operations.

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

Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of July 31, 2003 is zero.

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

Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome, if any. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial condition. At July 31, 2003, we had approximately $570,000 accrued for legal fees and other expenses, which was included in the estimated loss from discontinued operations in prior fiscal years.

Discontinued Operations. As of July 31, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $2.9 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $570,000 relating to estimated legal fees and other expenses. The lease termination costs related to an unused facility in Austin, Texas that we utilized with our old business. We have attempted unsuccessfully to sub-lease the unused facility in an effort to minimize lease termination costs, which are currently in dispute and the subject of a lawsuit with the landlord. The terms of the lease called for letters of credit totaling approximately $470,000. We pledged certificates of deposit (included in other noncurrent assets at January 31, 2003) as collateral. In March 2003, the letters of credit were drawn upon by the landlord. Accordingly, the reserve and noncurrent other assets have been reduced by approximately $470,000 during the six month period ended July 31, 2003. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Overview

Since the beginning of 2001, our strategy has been to develop hardware offerings that enhance and manage various applications for high-speed computer information systems. In February 2002, we announced our entry into the network security industry with our UnityOne line of products, the result of the development effort we initiated in 2001. This product line delivers high-speed network-based intrusion prevention systems to corporate enterprises, governmental agencies, service providers and academic institutions. In September 2002, we announced the availability of our UnityOne product line and in the current fiscal year have announced four additional offerings in the UnityOne product line. Going forward, we anticipate that we will primarily focus our efforts on developing and marketing products and services in the network security industry.

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

We provide a real-time attack filter update service, called Digital Vaccine™, that delivers rapid inoculation of our products against emerging threats. Our Threat Management Center monitors and collects security intelligence from alert services around the world, we perform investigations of new software vulnerabilities and then we create filters that are delivered to subscribers in the form of an update to our appliances and systems. We develop and deploy these UnityOne attack filters to address specific vulnerabilities before related exploits occur. Our ability to deliver these filters generates savings for our customers by eliminating the costs associated with the significant operational efforts needed to quickly patch hundreds or thousands of servers and/or client systems during or following an actual attack. Further, as a public service, we partner with SANS (SysAdmin, Audit, Network, Security) Institute, a cooperative research and education organization, to evaluate, assess and rate (based on greatest threat) new vulnerabilities every week.

Our products are currently complementary to firewalls, but significantly improve protection against malicious attacks. Even with firewalls, organizations are still plagued by dangerous attacks such as Blaster, Sobig, Code Red, Nimda and Sapphire, which continue to penetrate through firewalls. Accordingly, prevention products are increasingly seen as a critical tier of any multi-tier security strategy. Firewalls offer security mechanisms for limited layers of network communications. Our UnityOne intrusion prevention products protect information technology infrastructures from attacks that firewalls miss, and prevent intrusions within network communication that firewalls cannot prevent. Firewalls are also typically positioned at the network perimeter. UnityOne products have the ability to be located either at the core of the network or at the perimeter, enabling protection from external and internal attacks and abuses.

Results of Continuing Operations

Revenues

We recognized approximately $337,000 and $967,000 of revenues during the three months and six months ended July 31, 2003, respectively. These are the first periods in which we have recognized revenue from sales of our high-speed network-based intrusion prevention systems and appliances. Included in revenues is approximately $216,000 from sales transactions that occurred during the fourth quarter of fiscal year 2003. At January 31, 2003, this revenue was deferred under applicable accounting rules and our policy and subsequently met the recognition criteria during the first quarter of fiscal 2003. All of the revenues were attributable to sales to customers in the United States.

Gross Margin

For the three months and six months ended July 31, 2003, cost of revenues were approximately $752,000 and $1,154,000, respectively, and negative gross margins were approximately $415,000 and $187,000, respectively. Included in cost of revenues for the three months and six months ended July 31, 2003 is an inventory writedown of $363,000. The charge arose from our determination that certain component parts were obsolete because the components were incompatible with enhancements made to our product designs. Cost of revenues also included approximately $284,000 and $572,000 of fixed manufacturing overhead and warranty support costs for the three months and six months ended July 31, 2003, respectively.

Operating Expenses

Research and development expenses. Research and development expenses were approximately $2.4 million and $4.1 million for the three months ended July 31, 2003 and 2002, respectively. For the six months ended July 31, 2003 and 2002, research and development expenses were approximately $4.8 million and $8.1 million, respectively. The decrease in research and development expenses during both periods was due to decreases in employment costs, as a result of decreased headcount, and reduction in expenses incurred in developing our product offerings, including prototype and outside services.

Sales and marketing expenses. Sales and marketing expenses totaled approximately $1.9 million and $900,000 for the three months ended July 31, 2003 and 2002, respectively. Sales and marketing expenses totaled approximately $3.6 million and $1.5 million for the six months ended July 31, 2003 and 2002, respectively. The increase in sales and marketing expenses during both periods was the result of growth in our sales organizations supporting the expansion of sales efforts, principally employment and travel costs. The increases were partially offset by a reduction in certain advertising expenses.

General and administrative expenses. General and administrative expenses were approximately $731,000 and $1.4 million for the three months ended July 31, 2003 and 2002, respectively. For the six months ended July 31, 2003 and 2002, general and administrative expenses were approximately $1.5 million and $2.6 million, respectively. The decrease in general and administrative expenses during both periods was primarily the result of decreases in employment costs, due to reductions in headcount.

Other

Interest income. Interest income, net of interest expense, totaled approximately $74,000 for the three months ended July 31, 2003 as compared to approximately $163,000 for the three months ended July 31, 2002, and approximately $173,000 for the six months ended July 31, 2003 as compared to approximately $347,000 for the six months ended July 31, 2002. The decrease in interest income in fiscal year 2003 is due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout the year, as well as a general reduction in the average yield earned on invested funds.

Discontinued operations. There were no operating results of the discontinued consumer Internet appliance and service business for the three months and six months ended July 31, 2003. As of July 31, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $2.9 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $570,000 relating to estimated legal fees and other expenses. The net loss from our discontinued operations totaled approximately $813,000 for the three months and six months ended July 31, 2002. That loss consisted of an increase in our reserve for lease termination costs due to continued weakness in the commercial real estate market in Austin, Texas, where the facility is located. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Liquidity and Capital Resources

From inception in January 1999 through July 31, 2003, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $240 million. As of July 31, 2003, we had approximately $18.6 million in cash, cash equivalents and short-term investments, compared to approximately $27.2 million at January 31, 2003. Our business plan will require significant capital to fund anticipated operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from operations. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

On July 30, 2002, we entered into a loan and security agreement with a commercial bank. The loan agreement consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of July 31, 2003, we had borrowed approximately $1.2 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

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

In the six months ended July 31, 2003, working capital decreased by approximately $7.8 million, to approximately $15.4 million from approximately $23.3 million as of January 31, 2003. The decrease in working capital during the six months ended July 31, 2003 was primarily the result of losses incurred in our continuing operations and capital expenditures during that period.

Net cash used in continuing operating activities was approximately $8.4 million for the six months ended July 31, 2003, compared to net cash used in continuing operating activities of approximately $10.3 million for the six months ended July 31, 2002. The decrease in net cash used in continuing operating activities in the six months ended July 31, 2003 as compared with the six months ended July 31, 2002, was primarily the result of a reduction in the net loss by approximately $1.9 million, and increases of prepaid expenses and other current assets of approximately $480,000 partially offset by a reduction in the increase in accounts payable and accrued liabilities of approximately $338,000 and an inventory increase of approximately $229,000.

Net cash provided by investing activities was approximately $5.7 million for the six months ended July 31, 2003 as compared to approximately $4.0 million for the six months ended July 31, 2002. The increase in net cash provided by investing activities was due to the timing of investing and maturing of our short term investments. A reduction in capital expenditures, in connection with the reduction in research and development costs, of approximately $1.6 million also contributed to the increase in net cash provided by investing activities.

Net cash provided by financing activities was approximately $776,000 for the six months ended July 31, 2003, compared to approximately $755,000 for the six months ended July 31, 2002. The net cash provided by financing activities in 2003 was primarily due to the decrease in restricted cash attributable to the draw down of the letters of credit by the landlord of the unused facility that we utilized with our discontinued operations, as well as additional borrowings under our term loan facility.

Net cash used in discontinued operations was approximately $510,000 for the six months ended July 31, 2003, as compared to approximately $584,000 for the six months ended July 31, 2002. The net cash used in discontinued operations activities in 2003 was primarily due to the draw down of the letters of credit by the landlord of the unused facility that we utilized with our discontinued operations.

At July 31, 2003, future minimum payments due under our lease obligations were approximately $4.6 million, of which $2.3 million is recorded in accrued liabilities in the accompanying balance sheet for lease termination costs of the discontinued operations.

During the six months ended July 31, 2003, there have been no material changes in the contractual obligations that are outside the ordinary course of the Company’s business.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our financial condition or results of operations.

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

Internal and external changes resulting from our financial condition may concern our prospective customers, strategic relationships, resellers and employees, and produce a prolonged period of uncertainty, which could have a material adverse affect on our business. Our strategy requires pursuing new strategic relationships, adding employees who possess the skills we believe we will need going forward, investing in new technologies, establishing leadership positions in new high-growth markets, establishing distribution channels for our new products and enhancing our sales and marketing departments. Many factors may impact our ability to successfully implement our strategy, including our ability to finalize agreements with other companies, sustain the productivity of our workforce, introduce innovative new products in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our strategy.

The market for our products may not develop as we contemplate, which could result in our failure to achieve sales and profits from our business model.

Our business model involves competing in a dynamic market. Our financial performance and any future growth will depend, in part, upon our ability to obtain market share from existing competitors. We intend to invest a significant portion of our resources in the network security market, which we anticipate will grow at a significantly higher rate than the broader networking and infrastructure industry on average. The markets for network security solutions are highly competitive, and we are not certain that our target customers will widely adopt and deploy our technology. Even if our products are effective, our target customers may not choose to use them for technical, cost, support or other reasons. We are offering a different solution to network security, and it may not be accepted by the market as an alternative to existing products.

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

Current and potential competitors in our market include the following:

•	intrusion detection system vendors such as Internet Security Systems, Inc., Cisco Systems, Inc., Symantec Corporation, NetScreen Technologies, Inc., Network Associates, Inc.,, Intrusion Inc., Enterasys Networks, Inc. and other emerging startups;

•	firewall and virtual private network vendors such as NetScreen Technologies, Inc., Check Point Software Technologies Ltd and Symantec Corporation;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc., iPolicy Networks, WatchGuard Technologies, Inc., Network Associates, Inc. and Symantec Corporation; and

•	emerging security companies that may position their systems as alternativess to our products.

Many of these current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Many of our competitors may also have existing relationships with the resellers who we use to sell our products, and/or with our potential customers. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

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

We market our line of products primarily to large enterprises, government agencies and academic institutions through resellers. A prospective customer’s decision to purchase our products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints, budget cycles and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision on a timely basis may delay the purchase of our products. As a result, we expect that the sales cycle for our network security solutions typically will be 90 to 180 days. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our line of products and services, which could materially and adversely affect our business.

Even after making the decision to purchase our products, our customers may not deploy our products broadly within their networks. We expect the timing of implementation to vary widely, depending on the complexity of the customer’s network environment, the size of the network deployment, budget constraints, the skill set of the customer and the degree of hardware and software configuration necessary to deploy our products. Enterprises, including governmental agencies, with large networks usually expand their networks in large increments on a periodic basis. In addition, large enterprises, governmental agencies and academic institutions, and resellers selling to such entities, typically pay their suppliers over a longer period of time, which could negatively affect our liquidity.

Our products are designed for the network infrastructure market, which requires us to maintain a sophisticated sales force, and provide high-level engineering support to complete sales. If we do not successfully market our products to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the market price of our common stock to decline.

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

The market for our products depends on economic conditions affecting the broader network security and information technology markets. A prolonged downturn in these markets may cause large enterprises to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or not budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures, delays in payment and collection, causing us to realize lower revenues and margins. Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may experience material adverse impacts on our business, operating results and financial condition as a result of the factors stated above or otherwise.

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

Our executive officers and directors, in the aggregate, owned approximately 39% of our outstanding stock as of August 31, 2003. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

As of July 31, 2003, we had approximately $18.6 million in cash and cash equivalents on hand. In July 2002, we entered into a loan agreement consisting of term loan facility for equipment and software purchases of up to $2.5 million, of which we had outstanding borrowings of approximately $1.2 million at July 31, 2003, and a revolving loan facility for working capital of up to $5 million that was unused at July 31, 2003. We also received approximately $10 million in a private placement of our common stock in October 2002. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

We have attempted, unsuccessfully, to sublease the unused facility that we utilized with our discontinued operations in an effort to minimize lease termination costs. These costs, which are currently in dispute and the subject of a lawsuit with the landlord, have been reflected in accrued liabilities at July 31, 2003.

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

We are exposed to interest rate risk primarily through our loan facilities, which accrue interest at a floating rate. If our effective interest rate under those facilities were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $12,000, based on the average balances utilized under our loan facilities during the period ended July 31, 2003. We did not experience a material impact from interest rate risk during fiscal 2003.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock, by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in one specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. On September 10, 2002, our counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, our former and current officers and directors from the lawsuit. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuer-defendants, and their insurers setting forth terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuer-defendants and individual defendants named in the lawsuit. Any direct financial impact of the settlement is expected to be borne by our insurers. In August 2003, our Board of Directors approved the settlement terms described in the Memorandum of Understanding. The settlement is subject to numerous conditions, including approval by the court. There can be no assurance that such conditions will be met or that the court will approve the final terms of the settlement. If the settlement does not occur, and the litigation against us continues, we intend to defend it vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that indemnification or contribution will be available to us or enforceable against the underwriters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our stockholders voted on one matter at our annual meeting of stockholders held on May 30, 2003. Our stockholders reelected John F. McHale, Michael R. Corboy, Grant A. Dove, Richard D. Eyestone, Kip McClanahan, Thomas J. Meredith and Paul S. Zito to our Board of Directors. Voting tabulations for the election of the above directors were as follows:

Name	For	Withheld
John F. McHale	3,085,723	185,200
Michael R. Corboy	3,086,244	184,679
Grant A. Dove	3,107,354	163,569
Richard D. Eyestone	3,107,720	163,203
Kip McClanahan	3,086,631	184,292
Thomas J. Meredith	3,086,631	184,292
Paul S. Zito	3,086,205	184,718

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)	Current Reports on Form 8-K:

(1) On June 13, 2003, we furnished a Current Report on Form 8-K in which we disclosed, pursuant to Item 9 of Form 8-K, that we had issued a press release announcing our results of operations for the first quarter ended April 30, 2003.

We neither filed nor furnished any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

Date: September 12, 2003	/s/Michael J. Rapisand
Michael J. Rapisand
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)