Form 10-Q
period 2003-10-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2003-12-12
CIK 1097297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934

For Quarter Ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of November 30, 2003.

Class	Number of Shares
Common Stock, $0.01 par value	7,303,776

TIPPINGPOINT TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS	October 31, 2003	January 31, 2003
Current assets:
Cash, cash equivalents and short-term investments	$24,834,494	$27,150,496
Accounts receivable	1,687,691	—
Inventory	1,818,799	1,138,568
Prepaid expenses and other current assets	740,440	862,086

Total current assets	29,081,424	29,151,150
Property and equipment, net	2,816,400	4,499,445
Other	3,310,090	1,896,642

	$35,207,914	$35,547,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$841,663	$881,481
Current portion of long-term debt	582,283	418,578
Accrued liabilities	5,053,409	4,580,553

Total current liabilities	6,477,355	5,880,612
Long-term debt, excluding current portion	464,902	612,316
Other liabilities	254,980	369,730

Total liabilities	7,197,237	6,862,658

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 6,353,359 shares issued and outstanding as of October 31, 2003 and 5,250,000 shares issued and outstanding as of January 31, 2003	63,534	52,500
Additional paid-in capital	329,002,784	314,476,579
Deferred stock-based compensation	(2,858,100)	(636,125)
Stockholder notes receivable	(652,800)	(652,800)
Accumulated other comprehensive income	—	3,750
Accumulated deficit	(297,544,741)	(284,559,325)

Total stockholders’ equity	28,010,677	28,684,579

	$35,207,914	$35,547,237

See accompanying notes to unaudited condensed financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues	$2,052,510	$—	$3,019,947	$—
Cost of revenues	627,991	—	1,782,322	—

Gross margin	1,424,519	—	1,237,625	—

Operating expenses:
Research and development[1]	1,980,872	4,115,078	6,708,937	11,805,900
Sales and marketing[1]	1,730,200	1,204,576	5,183,673	2,699,329
General and administrative[1]	652,399	1,089,575	2,068,403	3,555,837
Amortization of deferred stock-based compensation	221,052	183,433	492,990	683,815

Total operating expenses	4,584,523	6,592,662	14,454,003	18,744,881

Operating loss	(3,160,004)	(6,592,662)	(13,216,378)	(18,744,881)
Interest income, net	57,476	142,243	230,962	489,158

Loss from continuing operations	(3,102,528)	(6,450,419)	(12,985,416)	(18,255,723)
Discontinued operations:
Loss on disposal of a discontinued business	—	—	—	(813,033)

Net loss	$(3,102,528)	$(6,450,419)	$(12,985,416)	$(19,068,756)

Per share data:
Net basic and diluted loss from continuing operations per common share	$(0.57)	$(1.45)	$(2.44)	$(4.36)
Net basic and diluted loss from discontinued operations per common share	—	—	—	(0.19)

Net basic and diluted loss per common share	$(0.57)	$(1.45)	$(2.44)	$(4.55)

Weighted average common shares outstanding	5,429,651	4,435,640	5,322,462	4,184,912

See accompanying notes to unaudited condensed financial statements.

[1]	Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Research and development	$96,973	$126,194	$180,053	$508,865
Sales and marketing	114,497	—	226,716	6,677
General and administrative	9,582	57,239	86,221	168,273

TOTAL	$221,052	$183,433	$492,990	$683,815

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31,
	2003	2002
Cash flows from continuing operating activities:
Net loss from continuing operations	$(12,985,416)	$(18,255,723)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	2,162,252	2,358,683
Accretion of investment securities	(3,750)	(67,288)
Amortization of deferred stock-based compensation	492,990	683,815
Inventory writedown	362,605	—
Changes in operating assets and liabilities:
Accounts receivable	(1,687,691)	—
Inventory	(1,042,835)	(865,563)
Prepaid expenses and other current assets	121,646	(245,415)
Other non-current assets	(13,775)	226,836
Trade accounts payable, accrued liabilities, and other non-current liabilities	399,790	217,378

Net cash used in continuing operating activities	(12,194,184)	(15,947,277)

Cash flows from investing activities:
Purchases of property and equipment	(479,207)	(2,443,756)
Purchases of investment securities	—	(8,789,504)
Investment securities matured	6,064,626	14,800,000

Net cash provided by investing activities	5,585,419	3,566,740

Cash flows from financing activities:
Net increase in restricted cash in other non-current assets	(1,399,674)	—
Proceeds from borrowings under long-term debt	365,351	972,806
Principal payments on debt	(349,061)	—
Payment of debt issuance costs	—	(33,223)
Net proceeds from private placement of common stock	11,642,495	9,984,754
Proceeds from exercise of stock options	187,311	82,237

Net cash provided by financing activities	10,446,422	11,006,574

Cash used in discontinued operations	(89,032)	(859,411)

Net increase (decrease) in cash and cash equivalents	3,748,625	(2,233,374)

Cash and cash equivalents at beginning of period	21,085,869	28,543,568

Cash and cash equivalents at end of period	$24,834,494	$26,310,194

Short-term investments	$—	$6,038,452

Cash, cash equivalents and short-term investments	$24,834,494	$32,348,646

See accompanying notes to unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1)	Incorporation and Nature of Business

TippingPoint Technologies, Inc. was incorporated in the State of Texas in January 1999 and was reincorporated in the State of Delaware on March 15, 2000. We design, manufacture and market network security systems and appliances that deliver in-depth protection and attack eradication for corporate enterprises, government agencies, service providers and academic institutions.

We were formerly named Netpliance, Inc. while we developed and operated a consumer Internet appliance and service business. In January 2001, we decided to exit the consumer Internet appliance and service business due to, among other things, our continued losses and inability to raise additional capital to fund that business. The accompanying financial statements present our consumer Internet appliance and service business as a discontinued operation for all historical periods. See Note 9, Discontinued Operations.

As a result of the early stage of our network security business, we expect to report operating losses through at least the end of our fiscal year ending January 31, 2005. We cannot assure you that we will ever achieve positive cash flow from our operations and we face numerous risks associated with this business.

We have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, the initial public offering of our common stock on March 17, 2000 and most recently, a private placement offering of our common stock to certain investors that had a dual closing in October and November 2003. In fiscal 2003, we also established and made borrowings under our term loan facility with a commercial bank, with whom we also established a revolving loan facility that was unused through October 31, 2003. In the future, we may seek additional funding through private or public equity offerings, additional credit facilities or other financing arrangements, at least until such time as we achieve positive cash flow from operations. However, we cannot assure you that such financing will be available or that we will ever achieve positive operating cash flows.

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

As of October 31, 2003 and January 31, 2003, our inventory consisted of component parts of approximately $770,000 and $839,000, respectively, and finished goods of approximately $1,049,000 and

$300,000, respectively. During the nine months ended October 31, 2003, the Company recorded a $363,000 inventory writedown in cost of revenues. The charge arose from the Company’s determination that certain component parts were obsolete because the components were incompatible with enhancements made to our product designs.

(3)	Long-Term Debt

On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of October 31, 2003 and January 31, 2003, we had borrowings outstanding of approximately $1.0 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

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

The loan agreement contains customary covenants and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

(4)	Common Stock

On October 17, 2003, we entered into an agreement to obtain approximately $24 million, in gross proceeds, from investors acquiring 1,995,833 shares of our common stock in a private placement. In the first of two closings, on October 20, 2003, we received approximately $11.6 million, net of related offering costs, for the sale of 1,045,833 common shares. The completion of the sale of 950,000 common shares required shareholder approval that was obtained in a special meeting of our stockholders on November 20, 2003. On November 24, 2003, we completed the second closing and received approximately $10.9 million, net of related offering costs. Included in the investors are John F. McHale, our Chairman and Chief Executive Officer, The McKinney Family Trust, a current stockholder, 033 Asset Management LLC, and certain other related parties including another executive officer and a director.

(5)	Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, we compute basic loss per share using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options and warrants are anti-dilutive. Our common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants, and the lapsing of restrictions on shares of restricted stock.

(6)	Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our fixed plan stock options. As such, we record compensation expense on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS 148 “Accounting for

Stock-Based Compensation—Transition and Disclosures”, requires that companies that do not choose to account for stock-based compensation as prescribed by SFAS 123 must disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended October 31, 2003	Three Months Ended October 31, 2002	Nine Months Ended October 31, 2003	Nine Months Ended October 31, 2002
Net loss as reported	$(3,102,528)	$(6,450,419)	$(12,985,416)	$(19,068,756)
Add: Employee stock-based compensation included in the reported net loss	221,052	176,529	431,766	593,027
Deduct: Total employee stock-based compensation determined under the fair value based method for all awards	321,641	215,267	700,364	669,634

Pro forma net loss	$(3,203,117)	$(6,489,157)	$(13,254,014)	$(19,145,363)

Basis and diluted net loss per share:
As reported	$(0.57)	$(1.45)	$(2.44)	$(4.55)
Pro forma	$(0.59)	$(1.46)	$(2.49)	$(4.57)

The per share weighted-average fair value of stock options granted during the nine months ended October 31, 2003 and 2002 was $3.52 and $2.91, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 2.94% and 3.98% for 2003 and 2002, respectively, a dividend yield of zero and volatility of 50% for all periods presented and a weighted average expected life of four years.

In September 2003, we granted 225,000 shares of restricted common stock to two new employees, including our President and Chief Operating Officer. We recorded approximately $2.7 million of deferred compensation related to these grants that we will amortize ratably over the vesting period of four years, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent certain shares of restricted stock are not then fully vested, one-half of such shares will immediately vest.

We have recorded stock-based compensation expense of approximately $221,000 and $493,000 for the three months and nine months ended October 31, 2003, respectively, and approximately $183,000 and $684,000 for the three months and nine months ended October 31, 2002, respectively, as a result of granting stock options with exercise prices below the deemed fair market value of our common stock for financial reporting purposes at the date of grant or the granting of restricted stock.

(7)	Commitments and Contingencies

We lease our office space and certain equipment under non-cancelable operating leases expiring in various years through 2007. Our minimum lease commitments under non-cancelable leases at October 31, 2003 are approximately $4.5 million, of which $2.3 million is recorded in accrued liabilities in the accompanying balance sheet for lease termination costs of the discontinued operations. Terms of our facility lease call for letters of credit totaling approximately $1.2 million. We have pledged certificates of deposit (included in other noncurrent assets at October 31, 2003) as collateral.

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

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock, by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. On September 10, 2002, our counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, our former and current officers and directors from the lawsuit. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuer-defendants, and their insurers setting forth terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuer-defendants and individual defendants named in the lawsuit. Any direct financial impact of the settlement is expected to be borne by our insurers. In August 2003, our Board of Directors approved the settlement terms described in the Memorandum of Understanding. The settlement is subject to numerous conditions, including approval by the court. There can be no assurance that such conditions will be met or that the court will approve the final terms of the settlement. If the settlement does not occur, and the litigation against us continues, we intend to defend it vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that indemnification or contribution will be available to us or enforceable against the underwriters.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any proceeding that is adverse to us, our financial position and prospects could be harmed.

(8)	Business Segment and Revenue Information

We operate in one business segment, the sale of network security systems. For the quarter ended October 31, 2003, all of our revenues were attributable to sales to customers in the United States. Approximately $311,000 and $621,000 of the revenues for the three months and nine months ended October 31, 2003, respectively, were from a university in which an officer and director of our company is on the board of trustees and is a benefactor.

(9)	Discontinued Operations

In connection with our consumer Internet appliance and service business, we experienced operating losses since our inception primarily as a result of selling our Internet appliance at a significant loss; trying to build and support our Internet service offering for Internet appliance customers; expanding our subscriber base; and ultimately winding this business down.

In November 2000, we began shifting our business model away from our consumer Internet offering and restructured our operations. In February 2001, we entered into an agreement with a third party for the transfer of our service obligations relating to most of our existing customers, and we transferred approximately 50,000 of our customers to the third party’s service on March 12, 2001. We ceased providing any Internet access service to our remaining customers in June 2001. In December 2001, any obligation for us to continue providing support services for other Internet service providers expired. Effective January 1, 2002, the third party began operating the Internet portal for their customers who had been using our portal. We have exited our consumer-focused business entirely, but we continue to have certain obligations, contingencies and potential liabilities relating to this business. There were no operating results of the discontinued consumer Internet appliance and service business for the nine months ended October 31, 2003.

As of October 31, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $3.3 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $1.0 million relating to estimated legal fees and other expenses. Of the $2.3 million, approximately $1.9 million was recently ordered by a Texas state court in Travis County, Texas to be placed in its registry pending the outcome of litigation concerning the lease related to the discontinued operations. We intend to appeal this order. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

In connection with the restructuring plan, we accrued lease termination costs related to an unused facility in Austin, Texas that we utilized with our old business. During the nine months ended October 31, 2002, we increased our reserve for lease termination costs by approximately $813,000, and recorded an additional expense in that amount for discontinued operations, due to the weakness in the commercial real estate market. We have attempted unsuccessfully to sub-lease the unused facility in an effort to minimize lease termination costs, which are currently in dispute and the subject of a lawsuit with the landlord. The terms of the lease called for letters of credit totaling approximately $470,000. We pledged certificates of deposit (included in other noncurrent assets at January 31, 2003) as collateral. In March 2003, all of the letters of credit were drawn upon by the landlord. Accordingly, the reserve and noncurrent other assets have been reduced by approximately $470,000 during the nine month period ended October 31, 2003.

The following table provides a summary of charges and changes in the lease termination restructuring accrual for the nine months ended October 31, 2003:

Nine Months Ended October 31, 2003
Accrual at January 31, 2003	$2,758,760
Cash payments in period	(472,327)
Expensed in period	—

Accrual at April 30, 2003	2,286,433
Cash payments in period	—
Expensed in period	—

Accrual at July 31, 2003 & October 31, 2003	$2,286,433

(10)	Subsequent Events

In a special meeting on November 20, 2003, our stockholders approved the sale of 950,000 shares of our common stock in a private placement as discussed in note 4. In that meeting, our stockholders also approved an amendment to our Third Amended and Restated 1999 Stock Option and Restricted Stock Plan to increase the number of shares available for issuance from 1,033,333 to 2,033,333.

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

Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is not more likely than not that we will be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of October 31, 2003 is zero.

Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets and review these assets for recoverability when events or changes in circumstances indicate a potential impairment. Factors we consider important that could trigger an impairment review include the following:

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

Litigation. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome, if any. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial condition. At October 31, 2003, we had approximately $1 million accrued for legal fees and other expenses, which was included in the estimated loss from discontinued operations in prior fiscal years.

Discontinued Operations. As of October 31, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $3.3 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $1.0 million relating to estimated legal fees and other expenses. Of the $2.3 million, approximately $1.9 million was recently ordered by a Texas state court in Travis County, Texas to be placed in its registry pending the outcome of litigation concerning the lease related to the discontinued operations. We intend to appeal this order. The lease termination costs related to an unused facility in Austin, Texas that we utilized with our old business. We have attempted unsuccessfully to sub-lease the unused facility in an effort to minimize lease termination costs, which are currently in dispute and the subject of a lawsuit with the landlord. The terms of the lease called for letters of credit totaling approximately $470,000. We pledged certificates of deposit (included in other noncurrent assets at January 31, 2003) as collateral. In March 2003, the letters of credit were drawn upon by the landlord. Accordingly, the reserve and noncurrent other assets have been reduced by approximately $470,000 during the nine month period ended October 31, 2003. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Overview

We are a provider of network-based Intrusion Prevention Systems (“IPS”) that provide enterprise network protection from external and internal threats, including malicious viruses, cyber-terrorist and hacker attacks. In February 2002, we announced our entry into the network security industry with our UnityOne line of products, the result of the development effort we initiated in 2001. This product line delivers high-speed network-based intrusion prevention systems to corporate enterprises, governmental agencies, service providers and academic institutions. In September 2002, we announced the availability of our UnityOne product line and in the current fiscal year have announced four additional offerings in the UnityOne product line. Going forward, we anticipate that we will primarily focus our efforts on developing and marketing products and services in the network security industry.

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

Results of Continuing Operations

Revenues

We recognized approximately $2.1 million and $3.0 million of revenues during the three months and nine months ended October 31, 2003, respectively. These are the first periods in which we have recognized revenue from sales of our high-speed network-based intrusion prevention systems and appliances. Included in revenues is approximately $216,000 from sales transactions that occurred during the fourth quarter of fiscal year 2003. At January 31, 2003, this revenue was deferred under applicable accounting rules and our policy and subsequently met the recognition criteria during the first quarter of fiscal 2003. All of the revenues were attributable to sales to customers in the United States.

Gross Margin

For the three months and nine months ended October 31, 2003, cost of revenues were approximately $628,000 and $1,782,000, respectively, and gross margins were approximately $1.4 million and $1.2 million, respectively. Included in cost of revenues for the nine months ended October 31, 2003 is an inventory writedown of $363,000. The charge arose from our determination that certain component parts were obsolete because the components were incompatible with enhancements made to our product designs. Cost of revenues also included approximately $190,000 and $762,000 of fixed manufacturing overhead and warranty support costs for the three months and nine months ended October 31, 2003, respectively.

Operating Expenses

Research and development expenses. Research and development expenses were approximately $2.0 million and $4.1 million for the three months ended October 31, 2003 and 2002, respectively. For the nine months ended October 31, 2003 and 2002, research and development expenses were approximately $6.7 million and $11.8 million, respectively. The decrease in research and development expenses during both periods was due to decreases in employment costs, as a result of decreased headcount, and reduction in expenses incurred in developing our product offerings, including prototype and outside services.

Sales and marketing expenses. Sales and marketing expenses totaled approximately $1.7 million and $1.2 million for the three months ended October 31, 2003 and 2002, respectively. Sales and marketing expenses totaled approximately $5.2 million and $2.7 million for the nine months ended October 31, 2003 and 2002, respectively. The increase in sales and marketing expenses during both periods was the result of growth in our sales organizations supporting the expansion of sales efforts, principally employment and travel costs. The increases were partially offset by a reduction in certain advertising expenses.

General and administrative expenses. General and administrative expenses were approximately $652,000 and $1.1 million for the three months ended October 31, 2003 and 2002, respectively. For the nine months ended October 31, 2003 and 2002, general and administrative expenses were approximately $2.1 million and $3.6 million, respectively. The decrease in general and administrative expenses during both periods was primarily the result of decreases in employment costs, due to reductions in headcount.

Amortization of deferred stock-based compensation. We have recorded stock-based compensation expense of approximately $221,000 and $183,000 for the three months ended October 31, 2003 and 2002, respectively. The increase in expense for the three months ended October 31, 2003 as compared to the prior year was due to restricted stock grants issued in September 2003. We have recorded stock-based compensation expense of approximately $493,000 and $684,000 for the nine months ended October 31, 2003 and 2002, respectively. The decrease in expense for the nine months ended October 31, 2003 as compared to the prior year was due to forfeitures resulting from employees whose employment terminated in the more recent period.

Other

Interest income. Interest income, net of interest expense, totaled approximately $57,000 for the three months ended October 31, 2003 as compared to approximately $142,000 for the three months ended October 31, 2002, and approximately $231,000 for the nine months ended October 31, 2003 as compared to approximately $489,000 for the nine months ended October 31, 2002. The decrease in interest income in fiscal year 2003 was due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout the year, as well as a general reduction in the average yield earned on invested funds.

Discontinued operations. There were no operating results of the discontinued consumer Internet appliance and service business for the three months and nine months ended October 31, 2003. As of October 31, 2003, we had reflected in accrued liabilities in the accompanying balance sheet approximately $3.3 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of a restructuring accrual of approximately $2.3 million relating to lease termination costs and approximately $1 million relating to estimated legal fees and other expenses. Of the $2.3 million, approximately $1.9 million was recently ordered by a Texas state court in Travis County, Texas to be placed in its registry pending the outcome of litigation concerning the lease related to the discontinued operations. We intend to appeal this order. The net loss from our discontinued operations totaled approximately $813,000 for the nine months ended October 31, 2002. That loss consisted of an increase in our reserve for lease termination costs due to continued weakness in the commercial real estate market in Austin, Texas, where the facility is located. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Liquidity and Capital Resources

From inception in January 1999 through October 31, 2003, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $250 million, including $11.6 million from the October 2003 recent private placement. As of October 31, 2003, we had approximately $24.8 million in cash, cash equivalents and short-term investments, compared to approximately $27.2 million at January 31, 2003. In November 2003, we received net proceeds of approximately $10.9 million from the completion of the recent private placement. Our business plan will require significant capital to fund anticipated operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from operations. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model.

On July 30, 2002, we entered into a loan and security agreement with a commercial bank. The loan agreement consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of October 31, 2003, we had borrowed approximately $1.0 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

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

In the nine months ended October 31, 2003, working capital decreased by approximately $0.7 million, to approximately $22.6 million from approximately $23.3 million as of January 31, 2003. The decrease in working capital during the nine months ended October 31, 2003 was primarily the result of losses incurred in our continuing operations, a net increase in restricted cash, as well as capital expenditures during that period, offset by net proceeds received from the recent private placement.

Net cash used in continuing operating activities was approximately $12.2 million for the nine months ended October 31, 2003, compared to net cash used in continuing operating activities of approximately $15.9 million for the nine months ended October 31, 2002. The decrease in net cash used in continuing operating activities in the nine months ended October 31, 2003 as compared with the nine months ended October 31, 2002, was principally the result of a reduction in the net loss by approximately $5.3 million offset by the increase in accounts receivable of approximately $1.7 million.

Net cash provided by investing activities was approximately $5.6 million for the nine months ended October 31, 2003 as compared to approximately $3.6 million for the nine months ended October 31, 2002. A reduction in capital expenditures, in connection with the reduction in research and development costs of approximately $2.0 million, contributed to the increase in net cash provided by investing activities.

Net cash provided by financing activities was approximately $10.4 million for the nine months ended October 31, 2003, compared to approximately $11.0 million for the nine months ended October 31, 2002. The net cash provided by financing activities in 2003 was primarily due to receipt of $11.6 million of net proceeds from the recent private placement offset by an increase in restricted cash.

Net cash used in discontinued operations was approximately $89,000 for the nine months ended October 31, 2003, as compared to approximately $859,000 for the nine months ended October 31, 2002. The net cash used in discontinued operations activities in 2003 was primarily due to the draw down of approximately of $470,000 of the letters of credit by the landlord of the unused facility that we utilized with our discontinued operations offset by a reimbursement of legal fees of approximately $440,000 from our insurer.

At October 31, 2003, future minimum payments due under our lease obligations were approximately $4.5 million, of which $2.3 million is recorded in accrued liabilities in the accompanying balance sheet for lease termination costs of the discontinued operations.

During the nine months ended October 31, 2003, there have been no material changes in the contractual obligations that are outside the ordinary course of the Company’s business.

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

We have a limited operating history and little history operating our network security business. Our line of products only recently became generally available for purchase. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues. We began to focus on our network security offering in the later half of 2001. Our network security offering is still in the early stage, and it was not until 2003 that we began achieving sales from our product offerings. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn significant revenues from the sale of such products, that our business model may not be profitable and other significant risks related to our business model. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach positive cash flow.

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

Current and potential competitors in our market include the following:

•	intrusion detection system vendors such as Internet Security Systems, Inc., Cisco Systems, Inc., Symantec Corporation, NetScreen Technologies, Inc., Network Associates, Inc., Intrusion Inc., Enterasys Networks, Inc. and other emerging startups;

•	firewall and virtual private network vendors such as NetScreen Technologies, Inc., Check Point Software Technologies Ltd and Symantec Corporation;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

•	security appliance suppliers such as NetScreen Technologies, Inc., SonicWALL, Inc., iPolicy Networks, WatchGuard Technologies, Inc., Network Associates, Inc. and Symantec Corporation; and

•	emerging security companies that may position their systems as alternatives to our products.

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

Our executive officers and directors, in the aggregate, owned approximately 52% of our outstanding stock as of November 30, 2003. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Shares of common stock eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in private placements prior to December 2002 may currently be resold in reliance on Rule 144 of the Securities Act of 1933. In addition, upon effectiveness of the shelf registration statement we are required to file, the 1,995,833 shares recently issued in the private placement will be tradable, which may have a negative impact on the market price of our common stock. Certain holders of shares of our common stock issued in our October 2002 private placement have the right to require us to register the resale of those shares at any time. Any such registration will result in additional shares being sold in the market, which could also have a negative impact on the market price of our common stock.

We may be unable to obtain the additional capital required to grow our business, which could harm our business. If we raise additional funds, our current stockholders may suffer substantial dilution.

As of October 31, 2003, we had approximately $24.8 million in cash and cash equivalents on hand. In July 2002, we entered into a loan agreement consisting of a term loan facility for equipment and software purchases of up to $2.5 million, of which we had outstanding borrowings of approximately $1.0 million at October 31, 2003, and a revolving loan facility for working capital of up to $5 million that was unused at October 31, 2003. In November 2003, we also received approximately $10.9 million of net proceeds in the second and final closing of the recent private placement of our common stock. We may need to raise additional funds at any time and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

Our future capital requirements will depend upon several factors, including whether we are successful in developing our products, and our level of operating expenditures. Our expenditures are likely to rise as we continue our technology and business development efforts. If our capital requirements vary materially from those we currently plan, we may require additional financing. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to develop and grow our business.

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

On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our discontinued operations. The complaint seeks an unspecified amount of damages. While the action remains pending, the plaintiffs have not taken any action to prosecute this case in more than a year, or otherwise attempted to have this matter set for resolution. If the plaintiffs begin prosecuting this case again, regardless of its success, it will likely be time-consuming and expensive to resolve and may divert management time and attention. If this action is successful, we could be subject to significant liability for damages.

We have attempted, unsuccessfully, to sublease the unused facility that we utilized with our discontinued operations in an effort to minimize lease termination costs. These costs, which are currently in dispute and the subject of a lawsuit with the landlord, have been reflected in accrued liabilities at October 31, 2003. A Texas state court in Travis County, Texas recently ordered us to place $1.9 million in the court’s registry pending the outcome of this lawsuit. We intend to appeal this order.

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

We are exposed to interest rate risk primarily through our loan facilities, which accrue interest at a floating rate. If our effective interest rate under those facilities were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $10,000, based on the average balances utilized under our loan facilities during the period ended October 31, 2003. We did not experience a material impact from interest rate risk during fiscal 2003.

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

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock, by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. On September 10, 2002, our counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, our former and current officers and directors from the lawsuit. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuer-defendants, and their insurers setting forth terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuer-defendants and individual defendants named in the lawsuit. Any direct financial impact of the settlement is expected to be borne by our insurers. In August 2003, our Board of Directors approved the settlement terms described in the Memorandum of Understanding. The settlement is subject to numerous conditions, including approval by the court. There can be no assurance that such conditions will be met or that the court will approve the final terms of the settlement. If the settlement does not occur, and the litigation against us continues, we intend to defend it vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that indemnification or contribution will be available to us or enforceable against the underwriters.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any proceeding that is adverse to us, our financial position and prospects could be harmed.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 17, 2003, we entered into a Stock Purchase Agreement to obtain approximately $24 million in gross proceeds from certain investors acquiring 1,995,833 shares of our common stock at a purchase price of $12.00 per share in a private placement. The investors in the private placement included institutional investors, certain members of our management and other individual accredited investors. The Stock Purchase Agreement contemplated two closings, with the second closing contingent upon receiving stockholder approval at a special meeting of stockholders. At the first closing, which occurred in October 2003, we sold 1,045,833 shares of our common stock for proceeds of approximately $11.6 million, net of related offering costs. We received the necessary stockholder approval at a special meeting of stockholders on November 20, 2003 and following compliance with other terms and conditions of the Stock Purchase Agreement, the second closing of the private placement occurred on November 24, 2003, and we sold an additional 950,000 shares of our common stock for proceeds of approximately $10.9 million, net of related offering costs. The purchase price of our common stock under the Stock Purchase Agreement was $12.00 per share, which represented a 25% discount on our common stock price as of October 16, 2003, the date that the Stock Purchase Agreement was approved by a special committee of our Board of Directors, and the date immediately preceding the effective date of the Stock Purchase Agreement.

The 1,995,833 shares were issued and sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D. All of the investors that participated in the private placement represented that they were accredited investors as defined in the Securities Act of 1933.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a special meeting of stockholders held on November 20, 2003, our stockholders voted on (1) a proposal to approve the sale of 950,000 shares of our common stock, par value $0.01 per share, in a private placement with certain investors, a majority of whom are related parties, pursuant to a Stock Purchase Agreement, dated October 17, 2003, and (2) a proposal to approve an amendment to our Third Amended and Restated 1999 Stock Option and Restricted Stock Plan to increase the number of shares available for issuance from 1,033,333 to 2,033,333.

Voting tabulations for the sale of 950,000 shares of our common stock were as follows:

FOR	AGAINST	ABSTAIN
2,837,059	30,668	1,123

Broker non-votes were not permitted for this vote.

Voting tabulations for the amendment to our Third Amended and Restated 1999 Stock Option and Restricted Stock Plan were as follows:

FOR	AGAINST	ABSTAIN
2,817,090	50,626	1,134

Broker non-votes were not permitted for this vote.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

10.13 – Employment Agreement by and between James A. Hamilton and the Registrant dated as of September 10, 2003.

10.14 – Restricted Stock Agreement by and between James A. Hamilton and the Registrant dated as of September 15, 2003.

31.1 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)	Current Reports on Form 8-K:

(1)	On September 8, 2003, we furnished Current Reports on Form 8-K and Form 8-K/A in which we disclosed, pursuant to Item 9 of Form 8-K, that we had issued a press release announcing our results of operations for the first quarter ended July 31, 2003.

(2)	On October 21, 2003, we filed a Current Report on Form 8-K in which we disclosed, pursuant to Item 5 of Form 8-K, that we entered into a Stock Purchase Agreement for the issuance and sale of 1,995,833 shares of our common stock, par value $0.01 per share, in a private placement for gross proceeds of approximately $24 million.

We neither filed nor furnished any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

Date: December 12, 2003	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer and Treasurer (Principal
Financial and Accounting Officer)