Form 10-K
period 2004-01-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2004-04-20
CIK 1097297

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2004

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates at July 31, 2003, based on the $7.75 per share closing price for our common stock on the Nasdaq National Market, was approximately $14,770,849.

The number of shares of the registrant’s common stock outstanding as of March 31, 2004 was 7,351,933.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the definitive Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than May 30, 2004, is incorporated by reference into Part II and Part III of this Form 10-K.

i

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among other places in this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. We do not intend, and undertake no obligation, to update any forward-looking statement.

PART I

ITEM 1. BUSINESS

OVERVIEW

TippingPoint Technologies, Inc., referred to in this Form 10-K as the “Company”, “TippingPoint”, “we”, “us”, and “our”, is a leading provider of network-based intrusion prevention systems that deliver in-depth Application Protection, Infrastructure Protection, and Performance Protection for corporate enterprises, government agencies, service providers and academic institutions. Our innovative approach offers customers unmatched network-based security with unrivaled economics, ultra-high performance, scalability and reliability.

In January 2002, TippingPoint announced the industry’s first Intrusion Prevention System (IPS), represented by our UnityOne line of products, the result of the development effort we initiated in 2001. In September 2002, we announced the general availability of our UnityOne product line and management system and have continued to add to the product line since that time. See The Solution section below for more information.

Our UnityOne line of intrusion prevention systems is hardware-based products utilizing high-speed, security-optimized processors and custom ASICs (Application Specific Integrated Circuits) that can operate at multi-gigabit speeds. Our hardware platform is complemented by a robust security-oriented operating system and suite of filters, signatures, and traffic analysis modules that can be dynamically updated after deployment.

Our solutions protect applications and operating systems by continually analyzing network traffic and proactively blocking application-targeting attacks, commonly referred to as viruses, worms, Trojans and denial-of-service attacks, generally before damage occurs and without compromising network operating performance.

TippingPoint’s solutions also protect infrastructure such as firewalls, servers, routers and voice over IP (VoIP) gateways by continually analyzing network traffic and proactively blocking infrastructure-targeting attacks generally before damage occurs and without compromising network operating performance.

Our solutions protect network performance by continually analyzing and deeply classifying network traffic and proactively rate shaping and limiting bandwidth utilization for applications such as peer-to-peer (P2P) file sharing, instant messaging, and others. Furthermore, our solution protects the performance of routers, switches, e-mail servers, file servers, and web servers by eliminating the load on IT assets associated with processing invalid and malicious traffic.

TippingPoint’s solutions are able to be deployed and managed using a scalable, tiered Security Management System (SMS) that is sold as a separate product. Using TippingPoint’s SMS, customers are able to implement and manage coherent, enterprise-wide security policies based on rules, thresholds, and segmentation set within the SMS. The SMS offers a rich reporting system, allowing customized reports to be generated and distributed automatically on a scheduled basis. Support for multiple user profiles allows a range of users, such as administrators and executives, access to this management system.

TippingPoint provides a real-time update service, called Digital Vaccine™, which delivers automatic, on-line inoculation of our products against emerging threats and updates of evolving identification intelligence. To facilitate the creation of Digital Vaccines, our Threat Management Center monitors and collects security intelligence from around the world. Based on this intelligence, we perform investigations of new software vulnerabilities and create antidotes that are delivered directly to our products.

The Problem

Today’s businesses operate upon an infrastructure foundation comprising IT assets such as servers, storage, and internal networks. Increasingly, business reach and capability is extended through connectivity to the Internet and connectivity between internal IT assets, the Internet, and even other businesses. Often, this connected infrastructure is business-critical in that the business will not operate effectively – or perhaps at all – in its absence. Any disruption to business-critical IT infrastructure directly translates to a costly disruption of the business itself.

Historically, businesses have employed a heterogeneous combination of firewalls, intrusion detection systems (IDS), virus protection applications, and vulnerability assessment scanners in an attempt to cast a wide net over security breaches. The first generation of these security products predominantly focused on the network edge where the business was connected to the Internet over a relatively low bandwidth connection. The low-performance and low-capability of these first-generation products was appropriate for the time. However, this heterogeneous environment hinders businesses from implementing and managing a coherent, enterprise-wide security and usage policy. All too often, ineffective security products create more work and complexity than they mitigate.

Intrusion Detection Systems (“IDS”), by definition, only detect and do not block or prevent unwanted traffic. One common challenge is that an IDS is only as good as the security analyst or IT administrator who is sorting through the vast log files in an attempt to cull out useful data about security breaches and threats. For this reason, intrusion detection systems have been widely criticized for not providing any real security and, in fact, creating additional complexity and work for IT and security staff. An IDS system sits “beside” the network, as opposed to in-line, and buffers network traffic for later analysis. This tap-mode deployment architecture and lack of real-time analysis enables a fundamentally lower-performance architecture for IDS products. Industry analyst groups such as Gartner have made claims that the market for IDS products is “dead.”

In contrast, TippingPoint’s UnityOne Intrusion Prevention Systems (“IPS”) have been architected in a purpose-built manner to operate proactively, in-line in the network, blocking malicious and unwanted traffic, while allowing good traffic to pass unimpeded. This notion of automatic, preventative security delivers vastly more value to businesses than the information-only value of an IDS. TippingPoint’s ASIC-based IPS hardware required to perform real-time detection and prevention at gigabit speeds is fundamentally different from that needed to implement the historic notion of intrusion detection. In fact, the UnityOne IPS makes good traffic run even faster by continually cleansing the network and prioritizing applications that are mission critical. UnityOne’s high performance and intrusion prevention accuracy have redefined network security, and fundamentally changed the way people protect their organization.

Today’s businesses face new challenges. Network transport speeds and traffic levels have been increasing with little sign of abatement. Challenged by this increased load, many early security products create significant performance bottlenecks and negatively impact business efficiency and agility. Infrastructure performance concerns will likely remain a key issue because the overall volume of traffic that rides over the Internet appears likely to continue to grow along two vectors — the increase in global Internet adoption and the increase in access speed at which consumers and businesses are connecting to the Internet. Effective security must accommodate this rate of growth.

However, network transport speed and traffic load are not the only growth vectors that influence the security industry. Unfortunately, the Internet has seen a dramatic escalation in the number and sophistication of cyber attacks (Viruses, Trojans, worms, denial of service attacks) and the number of individual attackers. According to Carnegie-Mellon University’s Software Engineering Institute, the number of new cyber-attack vulnerabilities (i.e., the ways in which IT assets are susceptible to attack) reported increased from 1,090 in 2000 to 3,784 in 2003. Consequently, we’ve seen an order of magnitude increase in the number of attack incidents over the past decade, from 1,334 in 1993 to over 137,000 in 2003.

Because the Internet, networking technology, and most business-critical IT assets are based on open standards and shared access, these systems are susceptible to security threats, malicious eavesdropping, and resource hijacking. In short, the risk to business-critical IT infrastructure is growing exponentially. Looking back, a lone firewall protecting a business at its perimeter now seems inadequate given the business risk associated with ubiquitous remote access, pervasive wi-fi networks, socially engineered e-mail attacks, the threat of walk-in worms and uncontrolled peer-to-peer file sharing.

Today’s challenge is to effectively and seamlessly protect business-critical IT infrastructure while keeping pace with dramatic increases in traffic load, vulnerabilities and exploits, and resource hijacking applications. We believe that first generation security products and policy management systems will not be able to keep pace with security requirements. Security products will evolve in much the same way that routers evolved from general-purpose PCs to purpose-built, high-performance router hardware. As this evolution unfolds, we believe that performance-challenged, first-generation products will be replaced by performance-protecting, purpose-built solutions with exponentially more capability.

To effectively protect business-critical IT infrastructure, security must function seamlessly within the foundational infrastructure itself. Complex and interdependent performance and security requirements suggest that first-generation security products are becoming increasingly ineffective. Security solutions must dynamically scale their protection faster and more efficiently than overall IT complexity and the security threat environment or they will not offer businesses sufficient problem-solving leverage. For example, solving security problems at the network infrastructure level enables the protection of many end-point IT assets with a single network-based solution. Disruptions to connected, business-critical infrastructure can be costly for the business itself, and we believe that only next-generation security solutions will be capable of offering true protection in today’s environments against today’s growing challenges.

The Solution

The increasing challenges facing connected businesses are forcing the evolution of security products and services. TippingPoint’s intrusion prevention systems and related services represent an evolving approach to protecting enterprises, service providers, government agencies, and universities. TippingPoint’s differentiated approach is based on a high-performance architecture that has been purpose built for security. We believe that TippingPoint’s products seamlessly and proactively protect businesses in the most challenging connected environments.

TippingPoint’s solutions protect companies that depend on business-critical IT infrastructure to operate. In order to more fully protect such businesses, TippingPoint’s product line encompasses a wide range of intrusion prevention systems and security policy management systems.

Our systems support from two to twenty network segments depending on model and configuration, providing protection against both external and internal attacks. TippingPoint’s UnityOne intrusion prevention product line includes the UnityOne-2400, a two gigabit system for the core network of large businesses; UnityOne-2000, a two gigabit system for high-density, multi-segment environments; UnityOne-1200, a one gigabit system for enterprise applications; UnityOne-400 for small to medium sized enterprises; and UnityOne-200 for remote locations. In February 2004, TippingPoint announced plans to extend our product line with two new intrusion prevention systems: UnityOne-5000, a five gigabit system for large enterprises and service providers, and UnityOne-50, a 50 megabit system for remote office locations.

The UnityOne line of intrusion prevention systems is hardware-based products utilizing high-speed, security-optimized processors and custom ASICs (Application Specific Integrated Circuits) that can operate to multi-gigabit network speeds. Our hardware platform is complemented by a robust security-oriented operating system and suite of filters, signatures, and traffic analysis modules that can be dynamically updated after deployment. Most importantly, we designed our UnityOne systems to have “switch-like” performance. Our UnityOne IPS products exhibit extremely low latencies, or delays in sending a message over the network, and support over 2,000,000 concurrent sessions and 250,000 new connections per second, regardless of traffic profile or attack conditions.

TippingPoint’s intrusion prevention systems focus on three forms of protection simultaneously: Application Protection, Infrastructure Protection, and Performance Protection. In each case, protection is proactive and automatic – preventing abuse and misuse generally before damage occurs and without compromising performance.

Our solutions protect applications and operating systems by continually analyzing network traffic and proactively blocking application-targeting attacks, commonly referred to as viruses, worms, Trojans and denial-of-service attacks. Infrastructure protection of firewalls, servers, routers, voice over IP (VoIP) gateways is performed by continually analyzing network traffic and proactively blocking infrastructure-targeting threats and denial-of-service attacks. Performance protection requires continually analyzing and deeply classifying network traffic and proactively rate shaping and limiting bandwidth utilization for applications such as peer-to-peer (P2P) file sharing, instant messaging, and others. Furthermore, our solution protects the performance of routers, switches, e-mail servers, file servers, and web servers by reducing the load on IT assets associated with processing invalid and malicious traffic.

UnityOne’s Performance Protection capability was announced and became generally available in May 2003 and enables enterprises to control the use of a variety of resource-demanding applications such as peer-to-peer file sharing and instant messaging applications. Peer-to-peer file sharing applications like Kazaa, Morpheus, Grokster, Limewire, WinMX, and Bearshare are often used to share music and videos. TippingPoint’s solutions enable businesses to implement, manage, and enforce policy associated with such applications.

Our out-of-the-box accuracy and a focus on ease of use means that TippingPoint’s unique combination of application, infrastructure and performance protection greatly reduces the management complexity and the cost of security. Management and configuration overhead as well as time and labor waste are further reduced by TippingPoint’s SMS multi-tiered management system, robust dynamic security tuning, and automated digital vaccine update delivery.

TippingPoint’s solutions are able to be deployed and managed using a scalable, tiered Security Management System (SMS) that is sold as a separate product. Using TippingPoint’s SMS, customers are able to implement and manage coherent, enterprise-wide security policies based on rules, thresholds, and segmentation set within the SMS. The SMS offers a rich reporting system, allowing customized reports to be generated and distributed automatically on a scheduled basis. Support for multiple user profiles allows a range of users, such as administrators and executives, access to this management system.

TippingPoint’s real-time automatic update service, called Digital Vaccine™, delivers automatic inoculation of our products against emerging threats and updates of evolving identification intelligence. To facilitate the creation of Digital Vaccines, our Threat Management Center monitors and collects security intelligence from around the world. Based on this intelligence, we perform investigations of new software vulnerabilities and create antidotes that are delivered to customers in the form of an automatic, on-line update, or Digital Vaccine™, directly to our products. Our ability to deliver evergreen attack coverage generates savings for our customers by eliminating the costs associated with the emergency patching triage of hundreds or thousands of servers and/or client systems during or following an actual attack.

Additionally, as a public service, TippingPoint partners with SANS (SysAdmin, Audit, Network, Security) Institute, a cooperative research and education organization, to evaluate, assess and rate (based on greatest threat) new vulnerabilities every week. TippingPoint is the primary contributing author of the SANS @RISK newsletter, containing the latest information on new and existing network security vulnerabilities, with a subscriber base of nearly 200,000 network security professionals worldwide. Coordinated by the SANS Institute and delivered every Thursday, the SANS @RISK newsletter summarizes newly discovered vulnerabilities, details their impact and informs of actions large organizations have taken to protect their users.

Our products are currently complementary to firewalls, improving protection against malicious attacks. Even with firewalls, organizations are still plagued by dangerous attacks such as MyDoom, Nachi, Blaster, Sobig, Code Red, Nimda and Sapphire, which can penetrate through firewalls. Accordingly, prevention products are increasingly seen as a critical tier of any multi-tier security strategy. Firewalls offer security mechanisms for limited layers of network communications. Our UnityOne IPS protects information technology infrastructures from attacks that firewalls miss, and prevent intrusions from intra-network communications that firewalls typically cannot prevent. Firewalls are also typically positioned at the network perimeter. UnityOne products have the ability to be located either at the core of the network or at the perimeter, enabling protection from external and internal attacks and abuses. UnityOne IPS can also protect business infrastructure such as a firewall by deploying a UnityOne between the Internet connection and the firewall.

Our systems have built-in capabilities designed to ensure that business continuity and network traffic is not disrupted and that intrusion prevention operates non-stop. In the event of an internal failure of its security processors, software or hardware, every UnityOne system will automatically revert to traffic pass-through. Our systems support redundant network configuration with two appliances, which helps to ensure security at all times. Depending on how they are configured, the UnityOne systems can both operate actively or one can operate passively as a back-up system in the event the active system fails.

We believe that our intrusion prevention systems and related services significantly reduce the cost of securing a network and increase business productivity for enterprises, service providers, government entities, and academic institutions. TippingPoint’s differentiated approach is based on a high-performance, next-generation architecture that has been purpose built for security. TippingPoint products are designed to seamlessly and proactively protect businesses in the most challenging connected environments. In January 2004, the Company received the first and only NSS Gold award in the IPS space. The NSS Group is an independent security testing facility based in the United Kingdom.

SALES AND MARKETING

We market our products primarily to corporate enterprises, government entities and academic institutions indirectly through resellers and distributors primarily throughout North America and EMEA. Certain verticals such as large service providers are handled via a direct sales model. Our arrangements with resellers are non-exclusive, territory specific, generally cover all of our products and provide for appropriate discounts based on a variety of factors including volume purchases.

In fiscal 2004, revenue from customers within the United States totaled $5.6 million and revenue from customers outside of the United States totaled approximately $144,000 or 2.5% of total revenue. Prior to fiscal 2004, we recorded no revenue.

We have a dedicated sales force with experience in selling network security products both directly to our end user customer and through resellers. Our sales organization supports resellers in creating demand by potential end users. The sales organization is supported by a team of experienced sales engineers who are responsible for providing pre-sale technical support and technical training for the sales team and for resellers. All of our salespeople are responsible for lead follow-up and account management.

Our marketing activities include advertising, our Web site, trade shows, direct marketing and public relations. Our marketing programs are designed to support the sale of our products through new channels and to new markets, to build the TippingPoint and UnityOne brands, increase customer awareness, generate leads and communicate our product advantages.

We plan to pursue opportunities for Original Equipment Manufacture (OEM) relationships with larger companies to bundle our products into their product and service solutions. In addition, we have developed relationships with system integrators, who will market our products to their clients in connection with their services and solutions.

Our backlog consists of orders that are placed by customers on credit hold, orders awaiting shipment or orders that are subject to other constraints. However, orders may be cancelled by the customer prior to shipment. For these reasons, we believe that our backlog at any given date is not material to an understanding of our business.

We introduced our UnityOne line of products in January 2002, conducted beta trials during the spring of 2002, and began marketing these in September 2002. We announced our new line of systems in February 2003. Sales through distributors and value-added resellers represented 85.3% of our total revenues in the fiscal year ended January 31, 2004. In fiscal 2004, the University of Dayton and the University of California at Los Angeles accounted for 12.6% and 9.6%, respectively, of revenues. In fiscal 2005, if we begin to sell more products to government agencies, we may experience seasonality in our sales as a result of purchases at the beginning and at the end of governmental fiscal years.

RESEARCH AND DEVELOPMENT

We believe that strong product development capabilities are essential to our strategy of developing and improving our product and service offerings. We will continue to invest significant time and resources in creating a structured process for undertaking all product development projects. We have actively recruited and hired engineers and software developers with expertise in the areas of hardware design, software and system implementation, and supported this effort with individuals and additional management with extensive backgrounds in the network security and infrastructure, enterprise software and telecommunications industries. We intend to continue focusing ongoing research and development efforts on our suite of network security products.

Our research and development expenses totaled $9.3 million and $16.2 million for the fiscal years ended January 31, 2004 and 2003, respectively, $1.4 million for the month ended January 31, 2002, and $12.7 million for the fiscal year ended December 31, 2001.

MANUFACTURING

We currently use several manufacturers to create prototypes and currently use Suntron Corporation, a contract manufacturer (“CM”), to procure materials and manufacture and assemble the components of our UnityOne line of products. Final quality testing is performed at our Austin, Texas headquarters where systems are then shipped to our customers. We design, specify and monitor all tests necessary to ensure that systems meet internal and external quality standards. Our arrangement with Suntron Corporation does not have a specified termination date. The Company is currently evaluating additional CM’s to increase production capabilities and to avoid any dependencies on a single CM.

COMPETITION

The market for our network security line of products is intensely competitive, fragmented and rapidly changing. We expect competition in the market for network security products to intensify in the future. We expect to encounter strong competition from current and potential competitors in our target markets. Many of our competitors are bringing new solutions to market, focusing on specific segments of our target markets and establishing alliances and OEM relationships with larger companies, some of which are the same resellers we intend to use. We believe that the principal competitive factors affecting the market for network security include network accuracy at switching speeds, security effectiveness, technical features, ease-of-use, price, scope of offering and customer service and support. Although we believe that our products generally compete favorably with respect to such factors, we cannot guarantee that we will compete successfully against current and potential competitors, especially those with greater financial resources or brand name recognition.

Current and potential competitors in our market include the following:

•	intrusion detection system vendors who are planning product enhancements to move or have moved into the IPS arena, such as Internet Security Systems, Inc., Cisco Systems, Inc., Symantec Corporation, Juniper, NetScreen Technologies, Inc., Network Associates, Inc., Enterasys Networks, Inc. and emerging startups;

•	firewall and virtual private network software vendors such as Juniper, NetScreen Technologies, Inc., Check Point Software Technologies Ltd, Symantec Corporation and Crossbeam Systems, Inc.;

•	network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies, Inc., Nokia Corporation and Nortel Networks Corporation;

•	traffic management companies that offer rate limiting and bandwidth management such as Packeteer, Ellacoya, and Sandvine;

•	security appliance suppliers such as Juniper, NetScreen Technologies, Inc., SonicWALL, Inc., iPolicy Networks, WatchGuard Technologies, Inc., Symantec Corporation and Network Associates, Inc.; and

•	emerging intrusion detection and other security companies that may position their systems as replacements for our products.

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

EMPLOYEES

We had 105 full-time employees as of March 31, 2004.

DISCONTINUED OPERATIONS

From our inception in 1999 through January 2001, our operations consisted primarily of developing and offering Internet-based content, applications and services to consumers through Internet appliances, which we also marketed and sold. That business model required a great deal of capital since we sold the Internet appliance at a loss to try to attract customers to our Internet access service. Shortly after the initial public offering of our common stock in March 2000, the U.S. equity markets entered a period of increased volatility in which the stocks of many technology companies, including ours, were negatively impacted. As a result, it became apparent to us that it would be very difficult to raise the additional financing required to sustain and grow our consumer Internet offering to a point at which we could achieve profitability. In November 2000, we began shifting our business model away from our Internet appliance offering. In connection with this shift in focus, we restructured our operations. In January 2001, we announced our decision to discontinue our Internet appliance and service business and terminated all marketing and sales efforts in that area. We completely exited this business by December 2001. We experienced operating losses while trying to build, support and, ultimately, wind this business down.

AVAILABILITY OF INFORMATION

We maintain an Internet website under the name “www.tippingpoint.com.” We provide access on our website to our annual report in Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The voting results of the special meeting of stockholders held on November 20, 2003 are contained in our quarterly report for the period ended October 31, 2003.

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

	Price Range ($)
Quarter Ending	High	Low
April 30, 2002	11.50	6.30
July 31, 2002	13.25	9.50
October 31, 2002	11.80	8.00
January 31, 2003	11.99	8.60
April 30, 2003	10.65	7.14
July 31, 2003	9.44	7.15
October 31, 2003	18.99	7.30
January 31, 2004	32.82	15.05

As of March 31, 2004, there were approximately 358 holders of record of our common stock, and the closing price on the Nasdaq National Market was $26.93.

We have never declared cash dividends on our common stock. Our board of directors currently intends to retain our earnings to support operations and to finance expansion and does not currently intend to pay cash dividends on our common stock in the foreseeable future. In addition, our loan agreement prohibits us from paying any cash dividends during the term of the agreement.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of January 31, 2004, with respect to our shares of common stock that may be issued under equity compensation plans, including the TippingPoint Technologies, Inc. Fourth Amended and Restated 1999 Stock Option and Restricted Stock Plan (the “1999 Plan”) and the TippingPoint Technologies, Inc. Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 Plan”). Both the 1999 Plan and the 2000 Plan were approved by our stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity-Compensation Plans Approved by Security Holders	1,278,474	(1)	$12.76	524,139	(2)

Equity-Compensation Plans Not Approved by Security Holders	150,000		$0.00	N/A

TOTAL	1,428,474	(1)	$11.42	524,139	(2)

(1)	Does not include 309,680 shares of restricted stock reserved under the 1999 Plan as of January 31, 2004, which may be forfeited upon the occurrence of certain events.
(2)	Includes 471,639 shares reserved for issuance under the 1999 Plan and 52,500 shares reserved for issuance under the 2000 Plan, each as of January 31, 2004.

In September 2003, we granted 150,000 shares of restricted common stock to our President and Chief Operating Officer. The grant was made outside of the 1999 Plan. The entire 150,000 shares are subject to forfeiture under certain circumstances. The forfeiture restrictions lapse as to portions of the 150,000 shares over a period of four years. To the extent forfeiture restrictions have not lapsed as to portions of the 150,000 shares, one-half of such shares will immediately vest upon certain change of control events. We recorded approximately $1.9 million of deferred stock compensation as a result of this grant which will be recognized over four years.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the notes thereto included elsewhere in this report. The statements of operations data for the fiscal years ended January 31, 2004, 2003 and December 31, 2001 and the balance sheet data as of January 31, 2004 and 2003 have been derived from the audited financial statements included elsewhere in this report. The statements of operations data for the fiscal year ended December 31, 2000 and for the period from January 12, 1999 (inception) through December 31, 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 has been derived from our audited financials, which have not been included within this report.

Statements of Operations Data:	Year ended January 31, 2004	Year ended January 31, 2003	Years ended December 31,		Period from January 12, 1999 (Inception) through December 31, 1999
			2001	2000
Revenues	$5,771,226	$—	$—	$—	$—

Gross margin	3,115,891	—	—	—	—

Loss from continuing operations	(17,505,134)	(24,627,814)	(18,818,524)	(8,137,575)	(3,479,182)

Income (loss) from discontinued operations	1,257,757	(813,033)	(8,837,906)	(135,827,699)	(23,806,513)

Net loss	(16,247,377)	(25,440,847)	(27,656,430)	(143,965,274)	(27,285,695)

Effect of beneficial conversion feature of convertible preferred stock	—	—	—	(42,089,262)	(16,242,121)

Net loss applicable to common stock	$(16,247,377)	$(25,440,847)	$(27,656,430)	$(186,054,536)	$(43,527,816)

Net basic and diluted loss from continuing operations (net of effect of beneficial conversion feature of convertible preferred stock) per common share	$(3.04)	$(5.54)	$(4.65)	$(14.57)	$(18.97)

Net basic and diluted income (loss) from discontinued operations per common share	0.22	(0.18)	(2.19)	(39.40)	(22.91)

Net loss per common share – basic and diluted	$(2.82)	$(5.72)	$(6.84)	$(53.97)	$(41.88)

	As of January 31, 2004	As of January 31, 2003	As of December 31,
			2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,153,764	$27,150,496	$42,297,751	$68,123,618	$9,563,362
Working capital	33,400,016	23,270,538	37,580,356	54,424,532	4,642,017
Total assets	43,373,276	35,547,237	51,083,238	86,320,596	20,625,183
Long-term debt	420,583	612,316	—	—	—
Stockholders’ equity	36,431,476	28,684,579	44,930,750	71,015,090	12,917,086

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and the financial statements and related notes included elsewhere in this report. References to fiscal 2003 and fiscal 2004 refer to the periods February 1, 2002 through January 31, 2003 and February 1, 2003 through January 31, 2004, respectively.

OVERVIEW

Since January 2001, our strategy has been to develop our network-based hardware security system offerings. Prior to fiscal 2004, we were in a development phase creating our UnityOne line of products. We announced the availability of our first product in late fiscal 2003, subsequently followed with the availability of four additional UnityOne products in February 2003. Fiscal 2004 was the first year we recognized and derived revenue from sales of our high-speed network-based intrusion prevention systems. As a result of the early stage of our network security business, we have incurred losses of $16.2 million in fiscal 2004, and expect to report operating losses through at least the end of our fiscal year ending January 31, 2005. We cannot assure you that we will ever achieve positive cash flow from our operations or positive income and we face numerous risks associated with this business.

From inception in January 1999 through January 31, 2004, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $263 million, including $22.6 million of net proceeds from a recent private placement completed in November 2003.

In 2002, we entered into a loan and security agreement with a commercial bank consisting of a term loan facility and a revolving loan facility, both collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of January 31, 2004, we had borrowed $1.0 million under the term loan facility, and had not borrowed any amount under the revolving loan facility. We may need to raise additional funds in the future and we cannot assure you that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment in the event that additional funds need to be raised.

We derive revenues from sales of our hardware based security systems and maintenance plans. Our revenue for fiscal 2004 was $5.8 million. Revenue for each of our consecutive quarters in fiscal 2004 was $630,000, $337,000, $2.1 million and $2.7 million, respectively. Revenue from maintenance plans is recognized ratably over the service term, generally one year. Maintenance revenue was $316,000 for fiscal year 2004, less than 6% of total revenue. At January 31, 2004, deferred maintenance was $812,000.

In fiscal 2004, revenue from customers within the United States totaled $5.6 million and revenue from customers outside of the United States totaled approximately $144,000 or 2.5%. In fiscal 2005, we believe that revenues generated outside the United States will increase in absolute dollars and as a percentage of total revenues. Based on fluctuating economic conditions and limited sales history, there can be no assurance that our revenues will continue to grow at this same rate or that we will achieve similar results in future periods.

Cost of revenue consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, compensation and other costs related to manufacturing support. We use contract manufacturers to manufacture our hardware products and a significant portion of our cost of revenues are component costs and payments to these contract manufacturers. Cost of maintenance principally consists of certain customer support costs, including costs associated with the Digital Vaccine™ attack filter service, and training expenses.

Our gross margin of approximately 54% in fiscal 2004 has been, and will continue to be, affected by a variety of factors, including competition, the product mix and average selling prices of products, maintenance, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages and the mix of distribution channels through which our products are sold.

Research and development expenses consist of salaries and related expenses for development and engineering personnel, fees paid to consultants, prototype costs related to the design, development, testing and enhancement of our systems and hardware, and personnel and development costs associated with the Digital Vaccine™ attack filter service. We expense our research and development costs as they are incurred. There may be components of our research and development efforts that require significant expenditures, the timing of which can cause quarterly variability in our expenses. We are devoting resources to the continued development of new products. To meet the changing requirements of our customers, we will need to fund investments in several development projects. As a result, we expect our research and development expenses to increase in absolute dollars in the future.

Sales and marketing expenses consist of salaries, commissions, travel costs and related expenses for marketing, sales and sales support personnel and costs associated with promotional and other marketing activities, including all costs associated with customer trials and evaluations. We intend to expand our sales operations substantially, both domestically and internationally, in order to increase awareness and sales of our products. We also believe part of our future success will be dependent upon establishing successful relationships with a variety of resellers. We expect that sales and marketing expenses will increase in absolute dollars as we expand our sales efforts domestically and internationally, hire additional sales and marketing personnel and initiate additional marketing programs.

General and administrative expenses consist of salaries and related expenses for finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operations.

Stock option grants and restricted stock awards are an important element of our compensation programs. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). At January 31, 2004, deferred stock compensation is approximately $10.1 million, all of which will be amortized into expense over the next four years.

Prior to 2001, under the name Netpliance, Inc., we primarily offered consumers Internet access through devices commonly known as Internet appliances. We discontinued this business in 2001 and transitioned to a network-based hardware security business. The financial statements included elsewhere in this report present our former Internet appliance and service business as discontinued operations for all historical periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenue recognition, inventory, deferred taxes, impairment of long-lived assets and litigation related to our discontinued operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition. Revenue is recorded from sales of our hardware-based security systems and maintenance plans. We sell primarily to resellers, including value-added resellers (VARs). We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We do not expect resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. If our estimate of returns is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. We record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale. Revenue from maintenance plans is recognized ratably over the service terms that are generally one year in length.

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

Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is unlikely that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of January 31, 2004 is zero.

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

Discontinued Operations. As of January 31, 2004, we had reflected in accrued liabilities in the accompanying balance sheet approximately $1.4 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of estimated legal fees for litigation and other costs related to discontinued operations. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome, if any. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial condition. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

CHANGE IN FISCAL YEAR

On January 24, 2002, our board of directors changed our fiscal year from December 31 to January 31, beginning with the fiscal year ending January 31, 2003. The required separate audited financial statements covering the transition period from January 1, 2002 to January 31, 2002 are included in this annual report on Form 10-K.

We have not presented financial statements for the fiscal year ended January 31, 2002, but have instead presented financial statements for the fiscal year ended December 31, 2001, in compliance with Rule 13a-10 of the Securities Exchange Act of 1934. Because the adoption of our new fiscal year resulted in only a one month change in our annual and quarterly financial reporting periods, and considering that there would be little change in the reported information due to the early stage of our continuing business, we believe that the financial information for our fiscal years ended January 31, 2004 and 2003 are sufficiently comparable to the corresponding financial information for our fiscal years 2001, as originally reported. We know of no other factors that materially interfere with the comparability of the fiscal years reported. Accordingly, we did not deem it practical, nor could we justify the additional cost, to prepare and present financial statements for the year ended January 31, 2002 and for the calendar quarters corresponding to the new fiscal year for the year ended January 31, 2002.

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003

Revenues

Fiscal 2004 was the first year we recognized and derived revenue from the initial sales of our high-speed network-based intrusion prevention systems and related maintenance plans. Our revenue for fiscal 2004 was $5.8 million. Revenue for each of the consecutive quarters in our fiscal 2004, was $630,000, $337,000, $2.1 million and $2.7 million, respectively.

Revenue from maintenance plans is recognized ratably over the service term, generally one year, and was $316,000 for fiscal 2004, less than 6% of total revenue. Revenue was attributable to sales to customers primarily in the United States. In fiscal 2004, the University of Dayton and the University of California at Los Angeles accounted for 12.6% and 9.6%, respectively, of revenues and sales through distributions and value-added resellers represented 85.3% of our total revenues.

In fiscal 2005, management believes that revenues will increase in absolute dollars and, as a result, the Company will continue to make investments in sales and marketing and research and development. However, as a result of the early stage of our network security business and limited selling history, we have not developed any revenue trends. Additionally, we do not have any assurance that our revenues will continue to grow at this same rate or that we will achieve similar results in future periods.

Cost of Revenues; Gross Margin

For fiscal 2004, cost of revenues was $2.7 million and gross margin was $3.1 million. Cost of revenues includes an inventory writedown of $363,000 due to our determination that certain component parts were incompatible with enhancements made to our product designs and, therefore, obsolete. Cost of revenues for fiscal 2004 also included approximately $954,000 of fixed manufacturing overhead and maintenance plan support costs.

Operating Expenses

Research and development expenses. Research and development expenses totaled $9.3 million and $16.2 million for the years ended January 31, 2004 and 2003, respectively. The decline in research and development expenses was attributable primarily to the completion of the initial development phase of our UnityOne line of products in late 2003 and early 2004. Accordingly, employment costs declined due to reduced headcounts and outside services used in product development and prototype expenditures decreased. However, we expect our research and development expenditures to increase, in absolute dollars in fiscal 2005. The increase in expenditures may include additional research and development personnel to support the expansion of our product line and product feature set and to support the anticipated growth in our customer base.

Sales and marketing expenses. Sales and marketing expenses totaled $7.4 million for the year ended January 31, 2004, compared to $3.6 million for the year ended January 31, 2003. The increase in sales and marketing expenses was the result of the expansion of our sales efforts and consisted primarily of increased employment, commission and travel related costs. The Company incurred additional marketing expenses associated with the participation and sponsorship of industry trade shows. The Company expects this type of marketing activity to increase in fiscal 2005. We expect sales and marketing expenses to continue to rise in our fiscal year 2005 as we further develop and expand our sales efforts. These expansion efforts may include the hiring of additional sales personnel to support our channel partners and to increase the size of our direct sales force. The additional investment in sales and marketing efforts is predicated on an anticipated demand for our products.

General and administrative expenses. General and administrative expenses were $3.0 million and $4.4 million for the years ended January 31, 2004 and 2003, respectively. The decrease in general and administrative expenses during fiscal year 2004 was primarily the result of a decrease in employment costs associated with reductions in headcount, insurance and other general corporate costs.

Writedown of fixed assets. We recorded a writedown of assets of $203,000 and $329,000 during the years ended January 31, 2004 and 2003, respectively. The writedown in fiscal 2004 and 2003 represents additional charges incurred upon the final disposition of certain computer equipment and other fixed assets that we no longer use due to changes in our business.

Amortization of stock-based compensation. For the years ended January 31, 2004 and 2003, we recorded employee stock-based compensation of $1,060,000 and $689,000, respectively. The increase in expense is due to additional amortization related to new grants in fiscal 2004. On January 5, 2004, we appointed a new Chief Executive Officer who was granted an option to purchase 300,000 shares of our common stock for $12 per share. Because the exercise price was lower than the fair market value of our common stock on the date of grant, we recorded approximately $5.3 million in related deferred stock-based compensation. On January 12, 2004, we appointed a new Chief Financial Officer who was granted 82,500 restricted shares of our common stock. The shares do not have an exercise price and we recorded approximately $2.4 million in related deferred stock-based compensation. In September 2003, we granted 225,000 restricted shares of our common stock to two new employees, which included our President and Chief Operating Officer. The shares do not have an exercise price and we recorded approximately $2.7 million of deferred compensation related to these grants. At January 31, 2004, deferred stock compensation is $10.1 million, all of which will be amortized into expense over the next four years.

Other

Interest income. Interest income, net of interest expense, totaled $328,000 and $631,000 for the years ended January 31, 2004 and 2003, respectively. The decrease in interest income in fiscal year 2004 is due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout the year. Interest income, net of interest expense, may change in the future due to the average cash balances, amount of interest expense and/or changes to the interest rates on the interest-bearing accounts.

Discontinued operations. As of January 31, 2003, we maintained an accrual of $3.9 million for costs estimated to be incurred in future periods, consisting primarily of approximately $2.8 million relating to lease termination costs, and $1.1 million relating to estimated legal fees and other expenses.

We attempted unsuccessfully to sub-lease the unused facility that we utilized with our former business in an effort to minimize lease termination costs. These costs were in dispute and the subject of a lawsuit with our landlord. In December 2003, we settled the dispute with our landlord for approximately $1.5 million. The landlord retaining the proceeds of a letter of credit we issued in connection with the lease satisfied approximately $475,000 of the settlement. In December 2003, we paid the landlord the remaining $1 million in full satisfaction of the settlement. The difference between the accrual of $2.8 million and the actual settlement of $1.5 million was recorded as a $1.3 million gain within discontinued operations during the year ended January 31, 2004.

During the year ended January 31, 2004, we received a reimbursement of legal fees of approximately $440,000 from our insurer that we accounted for as an increase to the discontinued operations accrual. After deducting from this reimbursement payment for legal services rendered in fiscal 2004 and the settlement of the lease termination costs, described above, the accrual at January 31, 2004 is approximately $1.4 million. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS FOR THE YEARS ENDED

JANUARY 31, 2003 AND DECEMBER 31, 2001

From our inception in 1999 through January 2001, our operations consisted primarily of developing and offering Internet-based content, applications and services to customers through Internet appliances. We announced our decision to discontinue our Internet appliance and service business in January 2001 and had completely exited this business by

December 2001. Although our current business is significantly different from our discontinued operations and a comparison of revenues and expenses for the years ended January 31, 2003 and December 31, 2001 is not helpful in identifying or evaluating trends in those areas, we believe this comparison enhances an understanding of our current financial condition.

Discontinued operations. We recognized a net loss of approximately $8.8 million in 2001 upon the disposition of our discontinued operations. During fiscal 2003, we increased our reserve for lease termination costs by approximately $813,000, and recorded an additional expense in that amount for discontinued operations, due to the continuing weakness in the commercial real estate market in Austin, Texas, where the unused facility is located. The reserve for lease termination costs represents all future lease costs, which were in dispute with the landlord and the subject of a lawsuit. As of January 31, 2003, we had accrued approximately $3.9 million for costs estimated to be incurred in future periods, consisting primarily of approximately $2.8 million relating to lease termination costs, and approximately $1.1 million relating to estimated legal fees associated with pending legal matters and other costs. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Revenues

In fiscal 2003, the Company was in the early stages of our business plan and had little history selling our products. The lack of operating history made it difficult to estimate returns or warranty expense. Therefore, the Company recorded $242,000 of sales as deferred revenue at January 31, 2003.

Expenses

Research and development expenses. Research and development expenses totaled $16.2 million and $12.7 million for the years ended January 31, 2003 and December 31, 2001, respectively. The increase in research and development expenses during fiscal year 2003 was primarily due to an increase in employment costs and expenses incurred developing our product offering. For the month ended January 31, 2002, research and development expenses totaled approximately $1.4 million.

Sales and marketing expenses. Sales and marketing expenses totaled $3.6 million for the year ended January 31, 2003 and $548,000 for the year ended December 31, 2001. The increase in sales and marketing expenses during fiscal year 2003 was the result of the initiation of marketing efforts of our network security systems in late 2001. We expect sales and marketing expenses to continue to rise in our fiscal year 2004 as we further develop and expand our sales efforts. For the month ended January 31, 2002, sales and marketing expenses totaled $110,000.

General and administrative expenses. General and administrative expenses were $4.4 million and $6.3 million for the years ended January 31, 2003 and December 31, 2001, respectively. The decrease in general and administrative expenses during fiscal year 2003 was primarily the result of a decrease in employment costs. General and administrative expenses were $350,000 for the month ended January 31, 2002.

Writedown of fixed assets. We recorded a writedown of assets of $329,000 during the year ended January 31, 2003 and $937,000 during the year ended December 31, 2001. The writedown in fiscal 2003 represents additional charges incurred upon the final disposition of certain computer equipment and other fixed assets that we no longer use due to the change in our business. The charge in fiscal 2001 is related to these assets when they were initially identified as assets held for sale. There were no writedowns for the month ended January 31, 2002.

Amortization of deferred stock-based compensation expense. For the years ended January 31, 2003 and December 31, 2001, we recorded employee stock-based compensation of $689,000 and $919,000, respectively. Stock-based compensation for the month ended January 31, 2002 was $77,000. We recorded deferred stock compensation in connection with both the granting of stock options that had exercise prices deemed to be below fair market value on the date of grant and the granting of shares of restricted stock. Deferred stock compensation represents the deemed fair market value of our common stock for financial reporting purposes on the date of grant of shares of restricted stock and the difference between the fair market value of our common stock for financial reporting purposes on the date of grant of stock options and the exercise price of those options. Deferred stock compensation is included as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable restricted stock or stock options, generally three years for restricted stock and four years for options, using the straight-line vesting method. This stock-based compensation expense relates to restricted stock and stock options granted to individuals in all operating expense categories and has been included with other expenses in those categories. The decrease in expense is due to the termination of options held by employees whose employment with us has terminated. As of January 31, 2003, $636,000 of deferred stock compensation remained unamortized. This amount will be amortized through the quarter ending April 30, 2005.

Other

Interest income. Interest income, net of interest expense, totaled $631,000 for the year ended January 31, 2003, as compared to $2.6 million for the year ended December 31, 2001. The decrease in interest income in fiscal year 2003 is due to a general decrease in the average cash balances in interest-bearing accounts we held at banking and financial institutions throughout the year, as well as a general reduction in the average yield earned on invested funds. Interest income for the month ended January 31, 2002 was $76,000.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

The following summarizes our contractual cash obligations as of January 31, 2004 (in thousands):

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$1,002,866	$582,283	$420,583	None	None
Capital Lease Obligations	None	None	None	None	None
Operating Lease Obligations	$1,699,887	$1,243,205	$456,502	$180	None
Purchase Obligations	$5,368,113	$5,368,113	None	None	None
Other Long-Term Liabilities Reflected On The Balance Sheet	None	None	None	None	None

LIQUIDITY AND CAPITAL RESOURCES

From inception in January 1999 through January 31, 2004, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $263 million, including $22.6 million of net proceeds from the recent private placement in fiscal 2004. As of January 31, 2004, we had $33.2 million in cash and cash equivalents.

Our business plan will require significant capital to fund anticipated operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from operations. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model. We believe that we have sufficient capital to finance our capital expenditures and provide us with adequate liquidity through at least the next twelve months.

In 2002, we entered into a loan and security agreement with a commercial bank consisting of a term loan facility and a revolving loan facility, both collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of January 31, 2004, we had borrowed $1 million under the term loan facility, and had not borrowed any amount under the revolving loan facility. All amounts borrowed under the term loan facility amortize over periods ending no later than January 30, 2006. The revolving loan facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 30, 2004. Advances under both facilities accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum. The loan agreement contains customary covenants and restrictions on additional indebtedness, liens, and disposition of assets, investments and dividends.

At January 31, 2004, future cash commitments include future minimum lease payments under non-cancelable operating leases of approximately $1.7 million, primarily related to our headquarters in Austin, Texas.

Our total debt obligation is $1 million, including the current portion of $582,000 at January 31, 2004.

We have no material commitments for capital expenditures as of January 31, 2004, but we expect to spend between $0.7 million and $1.2 million on capital expenditures in fiscal year 2005.

We purchase from contract manufacturers and other inventory suppliers on a purchase order basis and do not have a long-term supply contract with any of them. At January 31, 2004, we had placed non-cancellable purchase orders totaling $5.4 million.

Net cash used by continuing operating activities was $15.5 million for the year ended January 31, 2004, compared to $20.8 million for the year ended January 31, 2003. The net reduction in cash used by operating activities of $5.3 million is principally due to a reduction in our loss from continuing operations from $24.6 million in fiscal 2003 to $17.5 in fiscal 2004. This improvement in continuing operations is principally due to a reduction in total operating expenses of $4.3 million and margin contributions related to the sales of our network-based security products for the first time in 2004. The increased sales activity in the fourth quarter of fiscal 2004 as compared to the fourth quarter of 2003 accounted for increases in accounts receivable of $1.8 million, inventory of $1.7 million, prepaid expenses and other current assets of $1.4 million and trade accounts payable and accrued liabilities of $2.0 million from January 31, 2003 to January 31, 2004.

Net cash provided by investing activities increased from $3.3 million for the year ended January 31, 2003 to $5.4 million for the year ended January 31, 2004. This increase is due to a reduction in capital expenditures from $2.7 million in fiscal 2003 to $635,000 in fiscal 2004. Fiscal 2003 required investments in product testing and manufacturing related equipment and tools as we neared the rollout and availability of our products in late 2003. The fiscal 2004 capital expenditures principally related to investments in demonstration related tools and equipment, including a customer-briefing center, used for the marketing of our products. The net cash provided by investment securities activity was $6.1 million and $6.0 million in fiscal years 2004 and 2003, respectively.

Net cash provided by financing activities for the year ended January 31, 2004 was $23.3 million, compared to $11.2 million for the year ended January 31, 2003. The principal sources of cash in fiscal 2004 included the $22.6 million, net of offering costs, from our recent private placement of our common stock, a $463,000 reduction in restricted cash related to leases and $311,000 of proceeds from the exercise of stock options and the employee stock purchase plan. The principal sources of cash in fiscal 2003 included $10.1 million, net of offering costs, from the October 2002 private placement of our common stock and $1.0 million of net borrowings.

RISK FACTORS

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

We cannot predict our future results because we have a limited operating history within the network security industry.

We have a limited operating history and little history operating our network security business. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues. We began to focus on our network security offering in the later half of 2001. Our network security offering is still in the early stage, and it was not until fiscal 2003 that we began achieving sales from our product offerings. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn significant revenues from the sale of such products, that our business model may not be profitable and other significant risks related to our business. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach positive cash flow.

It is possible that we may never become profitable.

Successful implementation of our network-based security products business model continues to involve numerous risks. These risks include:

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

The fluctuating economic conditions, combined with the financial condition of some of our customers, make it difficult to predict revenues for a particular period and a shortfall in revenues may harm our operating results.

The recent economic downturn, combined with our own relatively limited operating history, makes it difficult to accurately forecast revenue.

We have experienced and expect, in the foreseeable future, to continue to experience limited visibility into our customers’ spending plans and capital budgets. This limited visibility complicates the revenue forecasting process. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. If we do not achieve our expected revenues, the operating results will be below our expectations and those of investors and market analysts, which could cause the price of our common stock to decline.

Fluctuations in our quarterly operating results could affect our stock price.

If our quarterly operating results or our predictions of future operating results fail to meet the expectations of analysts and investors, the trading price of shares of our common stock and of the notes could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

•	the introduction of competitive products;

•	uncertainty about and customer confidence in the current economic conditions and outlook;

•	reduced demand for any given product.

Any such volatility may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our common stock or securities convertible or exercisable into our common stock.

In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that a significant portion of our net revenues has historically been generated during the last month of each fiscal quarter. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

Impact of government entities and academic institutions.

In fiscal 2004, approximately 50% of our revenue was derived from sales to government entities, including academic institutions. Sales to government entities present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase order for its convenience.

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

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Many of our competitors may also have existing relationships with the resellers who we use to sell our products, and/or with our potential customers. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

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

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software used in our customers’ networks, we must modify our software to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those of our customers’ networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also damage our reputation, which could seriously harm our business and prospects.

Product returns may negatively affect our net revenues.

Product returns can occur when we introduce upgrades and new versions of products or when end-users return our products, subject to various contractual limitations. End-users may return our products for a full refund within a reasonably short period from the date of purchase. We have a limited history with which to estimate future returns. Future returns could exceed the reserves we have established for product returns, which could have a material adverse effect on our operating results.

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

We market our line of products primarily to large enterprises, government entities and academic institutions through resellers. A prospective customer’s decision to purchase our products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints, budget cycles and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision on a timely basis may delay the purchase of our products. As a result, we expect that the sales cycle for our network security solutions typically will be 90 to 180 days. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our line of products and services, which could materially and adversely affect our business.

Even after making the decision to purchase our products, our customers may not deploy our products broadly within their networks. We expect the timing of implementation to vary widely, depending on the complexity of the customer’s network environment, the size of the network deployment, budget constraints, the skill set of the customer and the degree of hardware and software configuration necessary to deploy our products. Enterprises and government entities with large networks usually expand their networks in large increments on a periodic basis. In addition, large enterprises, government entities and academic institutions, and resellers selling to such entities, typically pay their suppliers over a longer period of time, which could negatively affect our liquidity.

Our products are designed for the network infrastructure market, which requires us to maintain a sophisticated sales force, and provide high-level engineering support to complete sales. If we do not successfully market our products to these targeted customers, we will not have the revenue to offset the these expenses and our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the market price of our common stock to decline.

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

We have recently experienced significant additions to our senior management.

Several members of our senior management were only added in the last year, and we may add new members to senior management. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively impacted.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to continue to implement improved systems and processes, our ability to manage our business and results of operations may be negatively impacted.

Our failure to develop or introduce new products or product enhancements might cause our business to suffer.

The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, intense competition and evolving industry standards. Therefore, our success will depend upon our ability to identify product opportunities, to develop and introduce products in a timely manner and to gain market acceptance of any products developed. In developing our products, we have made, and will continue to make, assumptions with respect to the features, security standards and performance criteria that will be required by our customers. We also expect to develop products with strategic partners and incorporate advanced third-party security capabilities into our products. We may not be able to develop new products or product enhancements in a timely manner, or at all. If we fail to develop or introduce these new products and product enhancements, such failure might cause our products to be less competitive. In addition, our assumptions about customer requirements may be wrong. If we implement features, security standards and performance criteria that are different from those required by our customers, market acceptance of our products may be significantly reduced or delayed. Even if we are able to develop and introduce new products and enhancements, these products or enhancements may not achieve widespread market acceptance. Any failure of our products or product enhancements to achieve market acceptance could cause our business to suffer.

Our products incorporate and rely upon licensed third-party technology and if licenses of third-party technology do not continue to be available to us or become very expensive, our revenues and ability to develop and introduce new products could be adversely affected.

We integrate licensed third-party technology in certain of our products. From time to time we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. Our inability to maintain or re-license any third party licenses required in our current products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could harm our business, financial condition and results of operations.

Open source software.

Products or technologies acquired or developed by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products;

•	competitors will have improved access to information that may help them develop competitive products;

•	open source software cannot be protected under trade secret law;

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third party intellectual property rights; and

•	open source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors.

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

The market for our products depends on economic conditions affecting the broader network security and information technology markets. A prolonged downturn in these markets may cause large enterprises to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or not budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures, delays in payment and collection, causing us to realize lower revenues and margins. Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally deteriorate, we may experience material adverse impacts on our business, operating results and financial condition as a result of the factors stated above or otherwise.

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

We are party to lawsuits, which, if determined adversely to us, could require us to pay damages which could harm our business and financial condition.

We and certain of our former officers and current and former members of our board of directors are subject to various lawsuits. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor. Regardless of whether they are in our favor, these lawsuits are, and any future lawsuits to which we may become a party in the future will likely be, expensive and time consuming to defend or resolve. Any losses resulting from these claims could adversely affect our profitability and cash flow.

Our officers and directors own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

Our executive officers and directors, in the aggregate, owned approximately 52% of our outstanding stock as of March 31, 2004. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Shares of common stock eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in private placements prior to December 2002 may currently be resold in reliance on Rule 144 of the Securities Act of 1933. In addition, the 1,995,833 shares recently issued in the October 2003 private placement may be resold, which may have a negative impact on the market price of our common stock. Certain holders of shares of our common stock issued in our October 2002 private placement have the right to require us to register the resale of those shares at any time. Any such registration will result in additional shares being sold in the market, which could also have a negative impact on the market price of our common stock.

Our charter documents and Delaware law may impede or discourage a takeover, which could lower our stock price.

Pursuant to our charter, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Provisions of Delaware law and our certificate of incorporation and bylaws could also delay or make a merger, tender offer or proxy contest involving us more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2005 annual meeting, must meet the qualifications and follow the procedures specified under both the Exchange Act of 1934 and our certificate of incorporation, which is filed with the Securities and Exchange Commission.

We may be unable to obtain the additional capital required to grow our business, which could harm our business. If we raise additional funds, our current stockholders may suffer substantial dilution.

As of January 31, 2004, we had $33.2 million in cash and cash equivalents on hand. In July 2002, we entered into a loan agreement consisting of a term loan facility for equipment and software purchases of up to $2.5 million, of which we had outstanding borrowings of $1 million at January 31, 2004, and a revolving loan facility for working capital of up to $5.0 million that was unused at January 31, 2004. We may need to raise additional funds at any time and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment in the event we need to raise additional funds.

Our future capital requirements will depend upon several factors, including whether we are successful in marketing our products, and our level of operating expenditures. Our expenditures are likely to rise as we continue our technology and business development efforts. If our capital requirements vary materially from those we currently plan, we may require additional financing. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to develop and grow our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our loan facilities, which accrue interest at a floating rate. If our effective interest rate under our loan facilities were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $10,000, based on the average balances utilized under our loan facilities during the period ended January 31, 2004. We did not experience a material impact from interest rate risk during fiscal 2004.

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

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Operating Results (Unaudited)

Three Months Ended

Statement of Operations and Other Data:	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002	April 30, 2002
Revenues	$2,751,279	$2,052,510	$337,017	$630,420	—	—	—	—
Gross Margin	1,878,266	1,424,519	(415,445)	228,551	—	—	—	—

Loss from continuing operations	(4,519,718)	(3,102,528)	(5,288,572)	(4,594,316)	$(6,372,092)	$(6,450,419)	$(6,175,043)	$(5,630,260)
Income (loss) from discontinued operations	1,257,757	—	—	—	—	—	(813,033)	—

Net loss	$(3,261,961)	$(3,102,528)	$(5,288,572)	$(4,594,316)	$(6,372,092)	$(6,450,419)	$(6,988,076)	$(5,630,260)

Net loss per share	$(0.46)	$(0.57)	$(1.00)	$(0.87)	$(1.22)	$(1.45)	$(1.72)	$(1.39)
Shares used in per share calculation	7,051,065	5,429,651	5,290,818	5,255,105	5,238,829	4,435,640	4,061,467	4,053,284

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of January 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to our proxy statement for the June 25, 2004 Annual Meeting of Stockholders under the caption “Management- Executive Officers and Directors.”

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for the June 25, 2004 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Information,” provided that the Compensation Committee Report on Executive Compensation, the Report of the Audit Committee and the Comparison of Stockholder Return are expressly not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to our proxy statement for the June 25, 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to our proxy statement for the June 25, 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to our proxy statement for the June 25, 2004 Annual Meeting of Stockholders under the caption “Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

Page
Independent Auditors’ Report	F –2

Balance Sheets as of January 31, 2004 and 2003	F –3

Statements of Operations for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F –4

Statements of Stockholders’ Equity for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F –5

Statements of Cash Flows for the year ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F –6

Notes to Financial Statements	F –7

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

(3)	Management Contract or Compensatory Plan:

See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.3 through 10.10.

(b)	Reports on Form 8-K:

(1)	Form 8-K filed December 12, 2003 announcing the Company’s results of operations for its quarter ended October 31, 2003.

(2)	Form 8-K filed January 14, 2004 announcing the appointment of Kip McClanahan as Chief Executive Officer of the Company and the appointment of Adam Chibib as Chief Financial Officer of the Company.

(c)	Exhibits:

See Index to Exhibits.

(d)	Schedules:

See financial statements and the accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

By:	/s/ KIP MCCLANAHAN
Kip McClanahan
Chief Executive Officer

Date: April 20, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kip McClanahan, Adam Chibib and James E. Cahill, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ KIP MCCLANAHAN Kip McClanahan	Chief Executive Officer Chief Executive Officer (Principal Executive Officer)	April 20, 2004

/s/ ADAM CHIBIB Adam Chibib	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 20, 2004

/s/ JOHN F. MCHALE John F. McHale	Chairman of the Board	April 20, 2004

/s/ MICHAEL R. CORBOY Michael R. Corboy	Director	April 20, 2004

/s/ RICHARD D. EYESTONE Richard D. Eyestone	Director	April 20, 2004

/s/ DONALD K. MCKINNEY Donald K. McKinney	Director	April 20, 2004

/s/ PAUL S. ZITO Paul S. Zito	Director	April 20, 2004

EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company.(1)

3.2	Restated Bylaws of Registrant.(2)

4.1	Specimen Certificate for Common Stock.(3)

4.2	Registration Rights Agreement among the Company and the purchasers of its capital stock dated October 2, 2002.(5)

10.1	Office Lease by and between the Company and SV Bull Creek Limited Partnership dated February 16, 2000.(4)

10.2*	The Company’s Fourth Amended and Restated 1999 Stock Option and Restricted Stock Plan.(3)

10.3*	The Company’s Amended and Restated 2000 Employee Stock Purchase Plan.(2)

10.4*	Form of Indemnity Agreement between the Company and its Directors and Officers.(2)

10.5*	Employment Agreement by and between James E. Cahill and the Company dated as of March 1, 2001.(3)

10.6*	Promissory Note of James E. Cahill payable to the Company dated November 8, 1999.(3)

10.7*	Pledge Agreement by and between James E. Cahill and the Company dated November 8, 1999.(3)

10.8*	Promissory Note of Craig Cantrell payable to the Company dated June 30, 1999.(3)

10.9*	Pledge Agreement by and between Craig Cantrell and the Company dated June 30, 1999.(3)

10.10	Loan and Security Agreement by and between the Company and Comerica Bank-California dated July 30, 2002.(7)

10.11	First Amendment to Loan and Security Agreement by and between the Company and Comerica Bank-California dated March 24, 2003.(8)

10.12*	Employment Agreement by and between Kip McClanahan and the Company dated April 13, 2004.(9)

10.13*	Employment Agreement by and between Adam Chibib and the Company dated April 12, 2004.(9)

21	Subsidiaries of the Company.(9)

23	Consent of KPMG LLP.(9)

31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.(9)

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.(9)

32	18 U.S.C. Section 1350 Certification of Kip McClanahan and Adam Chibib.(9)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 4(c) of Form 10-K
(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2001.

(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2002.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2002.
(4)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on December 23, 1999.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2002.
(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2002.
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on April 28, 2003.
(9)	Filed herewith.

TIPPINGPOINT TECHNOLOGIES, INC.

Page
Independent Auditors’ Report	F-2

Balance Sheets as of January 31, 2004 and January 31, 2003	F-3

Statements of Operations for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F-4

Statements of Stockholders’ Equity for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F-5

Statements of Cash Flows for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F-6

Notes to Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

TippingPoint Technologies, Inc.:

We have audited the accompanying balance sheets of TippingPoint Technologies, Inc. as of January 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TippingPoint Technologies, Inc. as of January 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Austin, Texas

April 2, 2004

TIPPINGPOINT TECHNOLOGIES, INC.

BALANCE SHEETS

	January 31, 2004	January 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$33,153,764	$21,085,900
Short-term investments	—	6,064,596
Accounts receivable	1,822,213	—
Inventory	2,485,117	1,138,568
Prepaid expenses and other current assets	2,243,409	862,086

Total current assets	39,704,503	29,151,150

Property and equipment, net	2,221,837	4,499,445
Other	1,446,936	1,896,642

	$43,373,276	$35,547,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$582,283	$418,578
Trade accounts payable	2,031,785	881,481
Deferred revenue	811,969	242,297
Accrued liabilities	2,878,450	4,338,256

Total current liabilities	6,304,487	5,880,612

Long-term debt	420,583	612,316
Other liabilities	216,730	369,730

Total liabilities	6,941,800	6,862,658

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 7,335,933 and 5,250,000 shares issued and outstanding as of January 31, 2004 and 2003, respectively	73,359	52,500
Additional paid-in capital	347,950,650	314,476,579
Deferred stock-based compensation	(10,133,031)	(636,125)
Stockholder notes receivable	(652,800)	(652,800)
Accumulated other comprehensive income	—	3,750
Accumulated deficit	(300,806,702)	(284,559,325)

Total stockholders’ equity	36,431,476	28,684,579

	$43,373,276	$35,547,237

See accompanying notes to financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year ended January 31, 2004	Year ended January 31, 2003	Month ended January 31, 2002	Year ended December 31, 2001
Revenues	$5,771,226	$—	$—	$—
Cost of revenues	2,655,335	—	—	—

Gross margin	3,115,891	—	—	—

Operating expenses:
Research and development (1)	9,316,615	16,205,927	1,418,870	12,741,103
Sales and marketing (1)	7,386,935	3,611,435	110,398	548,269
General and administrative (1)	2,981,775	4,423,767	350,086	6,302,538
Amortization of employee deferred stock-based compensation	1,060,150	688,677	76,720	918,828
Writedown of fixed assets	203,298	328,833	—	937,208

Total operating expenses	20,948,773	25,258,639	1,956,074	21,447,946

Operating loss	(17,832,882)	(25,258,639)	(1,956,074)	(21,447,946)

Interest income, net	327,748	630,825	76,378	2,629,422

Loss from continuing operations	(17,505,134)	(24,627,814)	(1,879,696)	(18,818,524)

Income (loss) from discontinued operations	1,257,757	(813,033)	—	(8,837,906)

Net loss	$(16,247,377)	$(25,440,847)	$(1,879,696)	$(27,656,430)

Per share data:
Net basic and diluted loss from continuing operations per common share	$(3.04)	$(5.54)	$(0.46)	$(4.65)
Net basic and diluted income (loss) from discontinued operations per common share	0.22	(0.18)	—	(2.19)

Net basic and diluted loss per common share	$(2.82)	$(5.72)	$(0.46)	$(6.84)
Weighted basic and diluted average common shares outstanding	5,755,348	4,450,557	4,049,355	4,042,923

[1]	Amounts exclude amortization of deferred stock-based compensation as follows:

	Year Ended January 31, 2004	Year Ended January 31, 2003	Month Ended January 31, 2002	Year Ended December 31, 2001
Research and development	$330,075	$447,767	$55,377	$619,450
Sales and marketing	295,515	57,522	2,326	239
General and administrative	434,560	183,388	19,017	299,139

TOTAL	$1,060,150	$688,677	$76,720	$918,828

See accompanying notes to financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Deferred stock-based compensation	Stockholder notes receivable	Other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as December 31, 2000	4,032,985	$40,330	$311,873,513	$(10,081,501)	$(652,800)	$(582,100)	$(229,582,352)	$71,015,090
Issuance of common stock	5,180	51	33,096	—	—	—	—	33,147
Exercise of common stock options	7,875	79	32,605	—	—	—	—	32,684
Deferred stock-based compensation	—	—	672,580	(672,580)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	918,830	—	—	—	918,830
Forfeitures due to employee terminations	—	—	(7,832,736)	7,832,736	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(27,656,430)	(27,656,430)
Unrealized investment gain	—	—	—	—	—	587,429	—	587,429

Total comprehensive loss	—	—	—	—	—	—	—	(27,069,001)

Balances at December 31, 2001	4,046,040	40,460	304,779,058	(2,002,515)	(652,800)	5,329	(257,238,782)	44,930,750

Issuance of common stock	3,601	36	17,870	—	—	—	—	17,906
Amortization of deferred stock-based compensation	—	—	—	76,720	—	—	—	76,720
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,879,696)	(1,879,696)
Unrealized investment loss	—	—	—	—	—	(5,538)	—	(5,538)

Total comprehensive loss	—	—	—	—	—	—	—	(1,885,234)

Balances at January 31, 2002	4,049,641	40,496	304,796,928	(1,925,795)	(652,800)	(209)	(259,118,478)	43,140,142

Issuance of common stock	1,184,725	11,848	10,108,545	—	—	—	—	10,120,393
Exercise of common stock options	15,634	156	67,012	—	—	—	—	67,168
Stock-based compensation issued to nonemployees	—	—	105,087	—	—	—	—	105,087
Amortization of deferred stock-based compensation	—	—	—	688,677	—	—	—	688,677
Forfeitures due to employee terminations	—	—	(600,993)	600,993	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(25,440,847)	(25,440,847)
Unrealized investment gain	—	—	—	—	—	3,959		3,959

Total comprehensive loss	—	—	—	—	—	—	—	(25,436,888)

Balances at January 31, 2003	5,250,000	52,500	314,476,579	(636,125)	(652,800)	3,750	(284,559,325)	28,684,579

Issuance of common stock	2,038,068	20,381	22,547,529	—	—	—	—	22,567,910
Exercise of common stock options	47,865	478	310,334	—	—	—	—	310,812
Deferred stock-based compensation	—	—	10,681,898	(10,681,898)	—	—	—	—
Stock-based compensation issued to nonemployees	—	—	59,152	—	—	—	—	59,152
Amortization of deferred stock-based compensation	—	—	—	1,060,150	—	—	—	1,060,150
Forfeitures due to employee terminations	—	—	(124,842)	124,842	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(16,247,377)	(16,247,377)
Unrealized investment loss	—	—	—	—	—	(3,750)	—	(3,750)

Total comprehensive loss	—	—	—	—	—	—	—	(16,251,127)

Balances at January 31, 2004	7,335,933	$73,359	$347,950,650	$(10,133,031)	$(652,800)	$—	$(300,806,702)	$36,431,476

See accompanying notes to financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2004	Year ended January 31, 2003	Month ended January 31, 2002	Year ended December 31, 2001
Cash flows from continuing operating activities:
Loss from continuing operations	$(17,505,134)	$(24,627,814)	$(1,879,696)	$(18,818,524)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	2,709,022	3,564,037	197,888	2,936,148
Accretion of investment securities	(3,750)	(103,792)	(24,965)	(1,989,804)
Stock-based compensation expense	1,119,441	793,764	76,720	935,834
Inventory writedown	362,605	—	—	—
Writedown of fixed assets	203,298	328,833	—	966,048
Changes in operating assets and liabilities:
Accounts receivable	(1,822,213)	—	—	—
Inventory	(1,709,154)	(1,087,953)	(50,615)	—
Prepaid expenses and other current assets	(1,395,097)	205,136	(107,855)	295,051
Deferred revenue	569,672	242,297
Trade accounts payable, accrued liabilities and other non-current liabilities	1,965,928	(126,200)	(236,649)	(12,311,310)

Net cash used in continuing operating activities	(15,505,382)	(20,811,692)	(2,025,172)	(27,986,557)

Cash flows from investing activities:
Purchases of property and equipment	(634,683)	(2,708,611)	(64,624)	(3,190,089)
Purchases of investment securities	—	(8,787,764)	(7,467,392)	(45,917,026)
Investment securities sold	—	—	—	4,942,639
Investment securities matured	6,064,596	14,800,000	4,820,000	75,020,568

Net cash provided by (used in) investing activities	5,429,913	3,303,625	(2,712,016)	30,856,092

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	430,269	1,090,355	—	—
Payment of debt issuance costs	—	(33,224)	—	—
Decrease in restricted cash related to leases	463,472	—	—	481,511
Principal payments on debt	(450,897)	(59,461)	—	(637,873)
Net proceeds from issuance of common stock	22,567,910	10,120,393	17,906	33,147
Proceeds from exercise of stock options	310,812	67,168	—	32,684

Net cash provided by (used in) financing activities	23,321,566	11,185,231	17,906	(90,531)

Cash provided by (used in) discontinued operations	(1,178,233)	(1,134,832)	267,361	2,864,076

Net increase (decrease) in cash and cash equivalents	12,067,864	(7,457,668)	(4,451,921)	5,643,080

Cash and cash equivalents at beginning of period	21,085,900	28,543,568	32,995,489	27,352,409

Cash and cash equivalents at end of period	$33,153,764	$21,085,900	$28,543,568	$32,995,489

Supplemental disclosure:
Interest paid during period	$60,172	$29,516	$—	$37,007

See accompanying notes to financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(1)	Incorporation and Nature of Business

TippingPoint Technologies, Inc. was incorporated in the State of Texas in January 1999 and was reincorporated in the State of Delaware on March 15, 2000. We design, manufacture and market network security systems and appliances that deliver in-depth protection and attack eradication for corporate enterprises, government agencies, service providers and academic institutions.

We were formerly named Netpliance, Inc. while we developed and operated a consumer Internet appliance and service business. In January 2001, we decided to exit the consumer Internet appliance and service business due to, among other things, our continued losses and inability to raise additional capital to fund that business. The accompanying financial statements present our consumer Internet appliance and service business as a discontinued operation for all historical periods. See Note 15, Discontinued Operations.

As a result of the early stage of our network security business, we expect to report operating losses through at least the end of our fiscal year ending January 31, 2005. We cannot assure you that we will ever achieve positive cash flow from our operations and we face numerous risks associated with this business.

We have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, the initial public offering of our common stock on March 17, 2000 and most recently, a private placement offering of our common stock to certain investors that had a dual closing in October and November 2003. In fiscal 2003, we also established and made borrowings under our term loan facility with a commercial bank, with whom we also established a revolving loan facility that was unused through January 31, 2004. We may need to raise additional funds at any time and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment in the event we need to raise additional funds.

On January 24, 2002, our board of directors changed our fiscal year from December 31 to January 31, beginning with the fiscal year ending January 31, 2003. Accordingly, we are presenting financial information for the one month ended January 31, 2002 (the transition period) in this report. We have not presented financial statements for the fiscal year ended January 31, 2002, but have instead presented financial statements for the fiscal year ended December 31, 2001, in compliance with Rule 13a-10 of the Securities Exchange Act of 1934. Because the adoption of our new fiscal year resulted in only a one month change in our annual and quarterly financial reporting periods, and considering that there would be little change in the reported information due to the early stage of our continuing business, we believe that the financial information for our fiscal years ended January 31, 2004 and 2003 are sufficiently comparable to the corresponding financial information for our fiscal year 2001, as originally reported, in terms of seasonal and other factors. Accordingly, we did not deem it practical, nor could we justify the additional cost, to prepare and present financial statements for the year ended January 31, 2002 and for the calendar quarters in the year ended January 31, 2002.

(2)	Summary of Significant Accounting Policies

(a) Cash Equivalents and Short-Term Investments

For purposes of the statement of cash flows, we consider all short term, highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. At January 31, 2004, our cash equivalents consisted of money market funds. While the Company’s cash and cash equivalents are on deposit with high quality financial institutions, such deposits exceed insured limits.

Short-term investments consist primarily of investments in commercial paper and federal agency securities with original maturities greater than ninety days and less than one year. We carry available-for-sale securities at their estimated fair market value based on current market quotes. At January 31, 2003, short-term investments had an average cost of $6,060,846, unrealized gains of $3,750 and a fair value of $6,064,596.

(b) Inventories

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

As of January 31, 2004 and 2003, our inventory consisted of component parts of approximately $1,021,000 and $839,000, respectively, and finished goods of approximately $1,464,000 and $300,000, respectively. During the year ended January 31, 2004, the Company recorded a $363,000 inventory writedown in cost of revenues. The charge arose from the Company’s determination that certain component parts were obsolete because the components were incompatible with enhancements made to our product designs. A portion of the Company’s finished goods inventory is held for demonstration purposes at potential customer locations. At January 31 2004, such amounts approximated $1,159,000.

(c) Property and Equipment

We state property and equipment at cost and we depreciate the assets using the straight-line method over the estimated useful lives of the assets, which are generally three years for computers and computer related equipment and five to seven years for non-computer furniture and equipment. We depreciate leasehold improvements using the straight-line method over the shorter of their estimated lives or the term of the lease.

(d) Revenue Recognition

We record revenue from multiple-element arrangements, which include sales of our hardware-based security systems and appliances and maintenance plans. The fair value of each element is based upon the price for which each is sold separately. We sell primarily to resellers, including value-added resellers (VARs). We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We do not expect resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. We record discounts provided to resellers for achieving purchasing targets as a reduction of revenue. Revenue from maintenance plans is recognized ratably over the service terms that are generally one year in length.

(e) Fair Value of Financial Instruments

We carry financial instruments, including cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, at historical cost, which approximate their fair value principally because of the short-term maturity of these instruments. We also carry our long-term debt at historical cost as such amounts are deemed to approximate fair value due to the variable rate of interest on the debt.

(f) Impairment of Long-Lived Assets

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

We recorded a writedown of assets of approximately $203,000 and $329,000 during the years ended January 31, 2004 and 2003, respectively, which resulted from the disposition of additional assets we no longer utilized.

(g) Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date.

(h) Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles in the United States of America. The most significant estimates and assumptions relate to accruals for discontinued operations, deferred taxes, inventory and litigation. Actual results could differ from those estimates.

(i) Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our fixed plan stock options. As such, we record compensation expense on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123, as amended by SFAS 148, requires that companies that do not choose to account for stock-based compensation as prescribed by this Statement must disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Year ended January 31, 2004	Year ended January 31, 2003	Month ended January 31, 2002	Year ended December 31, 2001
Net loss as reported	$(16,247,377)	$(25,440,847)	$(1,879,696)	$(27,656,430)
Add: Employee Stock-based compensation included in the reported net loss	1,060,150	688,677	76,720	918,828
Deduct: Total employee stock-based compensation determined under the fair value based method for all awards	1,673,425	1,174,199	241,722	1,822,226

Pro forma net loss	$(16,860,652)	$(25,926,369)	$(2,044,698)	$(28,559,828)

Basis and diluted loss per share:
As reported	$(2.82)	$(5.72)	$(0.46)	$(6.84)
Pro forma	$(2.93)	$(5.83)	$(0.50)	$(7.06)

The per share weighted-average fair value of stock options and shares of restricted common stock granted during the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001 was $12.83, $4.24, $3.24 and $3.36, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 3.2%, 3.9%, 4.4%, and 4.4%, respectively, a dividend yield of zero for all periods presented, volatility of 50% for the years ended January 31, 2004 and 2003 and for the month ended January 31, 2002, 60% for fiscal 2001, and a weighted average expected life of four years.

(j) Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” we include all changes in equity during a period, except those resulting from investments by and distributions to owners, as a component of other comprehensive income. For the years ended January 31, 2004 and January 31, 2003 comprehensive income includes an unrealized gain (loss) of $(3,750) and $3,959, respectively. For the year ended December 31, 2001, comprehensive income includes an unrealized gain of $587,429. For the month ended January 31, 2002 comprehensive income included an unrealized loss of $5,538.

(k) Shipping and Handling Costs

Shipping and handling costs, which generally are reimbursed by customers, are included in cost of revenues.

(l) Advertising Costs

We expense advertising costs as they are incurred. During the years ended January 31, 2004 and 2003 and the year ended December 31, 2001, such costs approximated $276,000, $471,000 and $0, respectively.

(m) Warranty

The Company provides for the estimated cost to repair or replace products under warranty and technical support costs when the related product revenue is recognized. The Company warrants its products for periods up to 12 months following the sale of its products. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management’s estimate for future costs.

Activity in the warranty reserve during the year ended January 31, 2004 was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Warranty reserve	$—	$112,000	$—	$112,000

(n) Allowance for Doubtful Accounts

The Company must make estimates of the uncollectibility of accounts receivables. In doing so, management analyzes its accounts receivables, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. To date, the Company has not experienced any financial loss on its accounts receivables, and has no allowance for doubtful accounts.

(o) Research and Development

Research and development costs are charged to operations as incurred. The cost of equipment and purchased software used in research and development activities, which have alternative uses is capitalized and depreciated or amortized over their estimated useful lives.

(p) Reclassifications

We have reclassified certain amounts in prior years to conform to current year presentation.

(3)	Prepaid Expenses and Other Current Assets

Included in the January 31, 2004 balance of prepaid expenses and other assets is $1,440,000 due from the manufacturer of the Company’s products. To facilitate the production of the products, the Company has purchased certain parts and resold them to the manufacturer at cost. As of March 22, 2004, the Company has collected substantially all of the January 31, 2004 amount.

(4)	Property and Equipment

Property and equipment consists of:

	January 31, 2004	January 31, 2003
Computer equipment	$7,581,909	$7,271,403
Leasehold improvements	2,386,268	2,239,847
Software	1,607,033	1,987,639
Furniture and fixtures	1,026,046	1,026,046
Office and other equipment	544,307	481,144

	13,145,563	13,006,079

Less accumulated depreciation and amortization	(10,923,726)	(8,506,634)

Net property and equipment	$2,221,837	$4,499,445

Our depreciation expense on property and equipment for the years ended January 31, 2004 and 2003 and December 31, 2001 totaled approximately $2.7 million, $3.6 million and $2.9 million, respectively, and approximately $198,000 for the month ended January 31, 2002.

(5)	Long-Term Debt

On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving credit facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of January 31, 2004 and 2003, we had net borrowings outstanding of approximately $1 million under the term loan facility, and had not borrowed any amount under the revolving loan facility.

All amounts borrowed under the term loan facility amortize over periods ending no later than January 30, 2006. The term loan facility outstanding balance at January 31, 2004 maturities are as follows: $582,283 in fiscal 2005 and $420,583 in fiscal 2006. The revolving loan facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 30, 2004. Advances under both facilities accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum, which at January 31, 2004 was 4.75%.

The loan agreement contains customary covenants and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

(6)	Accrued Liabilities

Accrued liabilities consists of the following:

	January 31, 2004	January 31, 2003
Liabilities of discontinued operations	$1,378,735	$1,055,964
Payroll and employee benefits	1,008,460	404,940
Lease termination costs	—	2,758,760
Other	491,255	118,592

Total	$2,878,450	$4,338,256

(7)	Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, we compute basic loss per share using the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because outstanding stock options and warrants are anti-dilutive.

At January 31, 2004 and 2003, potentially dilutive securities that we excluded from the calculation of loss per share because their effect was anti-dilutive were 309,680 and 29,716 shares of restricted stock, respectively, options to purchase 1,278,474 and 764,620 shares of common stock, respectively, and warrants to purchase 40,000 shares of common stock in the year ended January 31, 2003. The warrants were not exercised and expired on December 31, 2003. At December 31, 2001, potentially dilutive securities that were excluded from the calculation of loss per share because their effect was anti-dilutive were 41,339 shares of restricted stock, options to purchase 533,112 shares of common stock and warrants to purchase 40,000 shares of common stock.

(8)	Notes Receivable

In the year ended December 31, 1999, we issued shares of our common stock in exchange for promissory notes to certain employees. The aggregate amount of the notes totaled $892,800 and during the year ended December 31, 2000, two of the notes receivable were paid in full. At January 31, 2004, the aggregate outstanding balance of principal and accrued interest of the two remaining notes receivable was $652,800. The notes are secured by the common stock, bear interest at 7% and mature in November 2004. The notes have been reflected as a reduction of stockholders’ equity on the accompanying balance sheets.

(9)	Capital Stock

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

On October 2, 2002, we closed a private placement of 1,158,098 shares of our common stock, for a purchase price of $8.64 per share, and realized gross proceeds of approximately $10 million. The investors in the private placement included our Chairman and Chief Executive Officer at the time, and certain of our other existing stockholders, executive officers and directors.

On October 17, 2003, we entered into a Stock Purchase Agreement to sell to certain investors 1,995,833 shares of our common stock at a purchase price of $12.00 per share in a private placement. Included in the investors are our Chairman and then Chief Executive Officer, The McKinney Family Trust, a current stockholder, 033 Asset Management LLC, and certain other related parties including another executive officer and a director. The Stock Purchase Agreement contemplated two closings, with the second closing contingent upon receiving stockholder approval at a special meeting of stockholders. The first closing occurred in October 2003 and after we received the necessary stockholder approval at a special meeting of stockholders on November 20, 2003, we completed the second closing of the private placement on November 24, 2003. We received approximately $22.6 million, net of related offering costs. The purchase price of our common stock under the Stock Purchase Agreement represented a 25% discount on our common stock price as of October 16, 2003, the date that the Stock Purchase Agreement was approved by a special committee of our Board of Directors, and the date immediately preceding the effective date of the Stock Purchase Agreement.

(10)	Stock Options and Warrants

Stock Option Plan

In January 1999, we established our Stock Option and Restricted Stock Plan (“the 1999 Plan”). The 1999 Plan provides for the grant to our employees of incentive stock options to purchase shares of our common stock. The 1999 Plan also provides for the grant to certain of our employees, officers, directors and consultants of non-qualified options to purchase shares of our common stock or shares of restricted stock. The total number of shares authorized to be issued under the plan is 2,033,333. The 1999 Plan is administered by the compensation committee of our board of directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, the option vesting period and the terms of any restricted stock granted. Options generally have a maximum term of ten years and vest in equal annual increments over a four-year period beginning one year from the date of grant. However, in February 2001, we granted certain options with a three-year vesting period. As of January 31, 2004 there were 471,639 shares available for future grants under the 1999 Plan.

A summary of changes in common stock options is as follows:

	Shares	Weighted average exercise price per share	Range of exercise prices
Options outstanding at December 31, 2000	570,005	55.50	$2.85 –277.50

Options granted	556,409	5.44	4.65 – 9.00
Options exercised	(7,875)	4.15	2.85 – 7.97
Options forfeited	(585,434)	47.15	2.85 – 277.50

Options outstanding at December 31, 2001	533,105	13.18	2.85 – 270.00

Options granted	41,802	7.39	6.75 – 7.41
Options exercised	—	—	—
Options forfeited	(10,531)	6.43	5.40 – 150.00

Options outstanding at January 31, 2002	564,376	12.88	2.85 – 270.00

Options granted	433,169	10.04	6.90 – 12.45
Options exercised	(15,634)	4.99	2.85 – 8.35
Options forfeited	(217,291)	12.56	2.85 – 150.00

Options outstanding at January 31, 2003	764,620	11.52	2.85 – 270.00

Options granted	791,886	13.41	7.00 – 30.19
Options exercised	(47,865)	6.49	2.85 – 10.50
Options forfeited	(230,167)	12.20	2.85 – 150.00

Options outstanding at January 31, 2004	1,278,474	12.76	2.85 –270.00

A summary of outstanding stock options as of January 31, 2004 follows:

Range of exercise prices	Number of outstanding options at January 31, 2004	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options exercisable at January 31, 2004	Weighted average price for exercisable options at January 31, 2004
$2.85 – $4.69	162,376	6.7	$4.38	107,937	$4.13
$4.70 – $7.86	171,385	8.0	6.70	76,717	6.56
$7.87 – $27.60	858,792	9.2	13.02	169,807	16.02
$27.61 – $270.00	85,921	9.5	38.04	36,734	48.63

Total/Average	1,278,474	8.7	12.76	391,195	13.95

On January 5, 2004, we appointed a new Chief Executive Officer. As partial consideration for serving as our Chief Executive Officer, we granted stock options to purchase 300,000 shares of our common stock. These stock options have an exercise price of $12 per share and vest over a four-year period. As the stock options’ exercise price was lower than the fair market value of our common stock on their grant date, we have recorded approximately $5.3 million in deferred stock-based compensation. This deferred stock-based compensation will be amortized to expense over the stock options’ four-year vesting period. Upon certain change of control events, to the extent certain stock options are not then fully vested, one-half of such shares will immediately vest. In addition, if we are acquired within the first 18 months of our Chief Executive Officer’s employment, the Chief Executive Officer will be awarded a grant of 50,000 restricted shares that will vest 100% on the date of grant.

On January 12, 2004, we appointed a new Chief Financial Officer. As partial consideration for serving as our Chief Financial Officer, we granted 82,500 restricted shares of our common stock, which shares vest over a four-year period. As the shares do not have an exercise price, we recorded approximately $2.4 million in deferred stock-based compensation. This deferred stock-based compensation will be amortized to expense over the restricted shares’ four-year vesting period. Upon certain change of control events, to the extent certain shares of restricted stock are not then fully vested, one-half of such shares will immediately vest. In connection with the resignation of our former Chief Financial Officer, we accelerated the vesting on certain stock options. As a result, during the fourth quarter of 2004, we recorded stock compensation expense of approximately $0.2 million.

In September 2003, we granted 225,000 restricted shares of our common stock to two new employees, including our President and Chief Operating Officer. The grants to our President and Chief Operating Officer were not from the 1999 Plan. As the shares do not have an exercise price, we recorded approximately $2.7 million of deferred compensation related to these grants that we will amortize ratably over the vesting period of four years, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent certain shares of restricted stock are not then fully vested, one-half of such shares will immediately vest.

During the year ended December 31, 2001, we reserved for issuance a total of 101,076 shares of restricted common stock under the plan as a result of the exchange of those shares of restricted common stock for certain of our outstanding options. The shares of restricted common stock vest over various increments, with unvested shares being subject to forfeiture under certain circumstances. Upon certain change of control events, to the extent shares of restricted common stock are not then fully vested, one-third of such shares will immediately vest. In 2001, we recorded deferred stock compensation of approximately $673,000 in connection with the grant of the restricted common stock, which is the aggregate fair market value of those shares of common stock on the date of grant. We will record compensation expense over the applicable vesting period. As of January 31, 2004, 32,436 shares of the restricted common stock are vested and issued, 2,180 shares are subject to vesting provisions, and 66,460 of the shares had been forfeited upon the termination or resignation of the holders of those shares. The forfeited shares of restricted common stock are now available for future grants under the plan.

We had approximately $10.1 million and $636,000 of deferred stock-based compensation related to employee stock options as of January 31, 2004 and 2003, respectively, and recognized employee stock-based compensation expense of approximately $1,060,000, $689,000 and $919,000 during the years ended January 31, 2004 and 2003, and December 31, 2001, respectively, and $77,000 for the month ended January 31, 2002 as a result of granting stock options with deemed exercise prices below the estimated fair value of our common stock at the date of grant and the granting of restricted stock. During the years ended January 31, 2004 and 2003, and December 31, 2001, we eliminated approximately $125,000, $600,000, and $7.8 million, respectively, of deferred stock-based compensation and corresponding additional paid-in capital as a result of employee terminations and resignations that occurred during those years. We have presented deferred stock-based compensation as a component of stockholders’ equity and are amortizing it as a charge to expense over the vesting period of the applicable options. In addition, we incurred $59,000 and $105,000 of stock compensation related to non-employees for the years ended January 31, 2004 and 2003, respectively.

(11)	Income Taxes

As a result of net operating losses, we have not recorded a provision for income taxes. The components of our deferred tax assets and related valuation allowance are as follows:

	January 31, 2004	January 31, 2003
Net operating loss carryforwards	$77,760,000	$70,146,000
Start-up costs capitalized for tax purposes	2,733,000	4,316,000
Stock-based compensation expense	2,695,000	2,271,000
Research credits and other	6,087,000	6,383,000

Total deferred tax assets	89,275,000	83,116,000
Valuation allowance	(89,275,000)	(83,116,000)

Net deferred tax assets	$—	$—

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

At January 31, 2004, we had net operating losses for federal income tax purposes of approximately $208.7 million and research tax credits of approximately $3.4 million. Our net operating loss carryforwards plus tax credit carryforwards will expire at various dates beginning in 2019, if not utilized.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Certain of the Company’s operating losses that can be utilized in any one taxable year for federal tax purposes have been limited by one or more such ownership changes.

(12)	Commitments and Contingencies

We lease our office space and certain equipment under non-cancelable operating leases expiring in various years through 2008. Total rent expense for all operating leases for the years ended January 31, 2004 and 2003, and December 31, 2001 was approximately $1.1 million, $1.3 million, and $2.1 million, respectively, and $101,000 for the month ended January 31, 2002.

Our minimum lease commitments under non-cancelable leases at January 31, 2004 are as follows:

Years ended January 31:	Operating Leases
2005	$1,243,205
2006	436,467
2007	20,035
2008	180

Total operating lease payments	$1,699,887

Terms of our facility leases call for letters of credit totaling approximately $400,000. We have pledged certificates of deposit (included in other noncurrent assets at January 31, 2004) as collateral.

We have purchase obligations of $5.4 million outstanding as of January 31, 2004.

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

(13)	Business Segment and Revenue Information

We operate in one business segment, the sale of network security systems. For fiscal 2004, substantially all of our revenues were attributable to sales to customers in the North America. Approximately 50% of our revenue was derived from sales to governmental entities, including academic institutions. Additionally, approximately 12.6% of the revenues in fiscal 2004 were from the University of Dayton in which a director of our company is on the board of trustees and is a benefactor. The University of California at Los Angeles accounted for more 9.6% of fiscal 2004 revenues.

(14)	Employee Benefit Plans

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We currently are not making any matching contributions to the savings plan.

In March 2000, our board of directors and shareholders approved our 2000 Employee Stock Purchase Plan. We initially reserved for issuance to, and purchase by, qualified employees under the purchase plan an aggregate of 40,000 shares of common stock. In January of each year, the number of shares reserved for issuance pursuant to the purchase plan is increased by an amount that will cause the total number of shares reserved for issuance to equal the least of the following: (1) 1% of issued and outstanding shares as of the last day of the prior fiscal year; (2) 60,000 shares; or (3) a smaller number as determined by our board of directors. As of January 31, 2004, there were 52,500 shares of common stock reserved and available for issuance to and purchase by our employees under the purchase plan. The purchase price for each share of common stock under the purchase plan is 85% of the lesser of (i) the fair market value of such share on the last business day in June and December during the life of the purchase plan or (ii) the fair market value of such share on the first day of the applicable purchase period. The purchase period is defined as each six-month period beginning on January 1 or July 1.

(15)	Discontinued Operations

In connection with our consumer Internet appliance and service business, we experienced operating losses since our inception primarily as a result of selling our Internet appliance at a significant loss; trying to build and support our Internet service offering for Internet appliance customers; expanding our subscriber base; and ultimately winding this business down.

We recognized a net loss of approximately $8.8 million in year ended December 31, 2001 upon the disposition of our Internet appliance and service business. As part of the discontinued operations, on October 25, 2000, our board of directors approved a restructuring plan designed to reduce our cost structure by consolidating facilities and reducing our workforce. We recorded related restructuring charges of approximately $3.4 million in the year ended December 31, 2001 and approximately $813,000 in the year ended January 31, 2003, primarily consisting of costs associated with closing facilities, employee severance and benefits and lease termination costs related to a unused facility that we utilized with our discontinued operations. During the year ended December 31, 2001, we made cash payments of $262,777 for employee severance and $39,384 for other restructuring charges, which payments extinguished the restructuring accruals for those items. There were no changes to restructuring charges or restructuring accruals during the month ended January 31, 2002.

We attempted unsuccessfully to sub-lease the unused facility that we utilized with our old business in an effort to minimize lease termination costs. These costs were in dispute and the subject of a lawsuit with the landlord. During December 2003, we settled the dispute with our landlord for approximately $1.5 million. Approximately $475,000 of the settlement was satisfied by the landlord retaining the proceeds of a letter of credit we issued in connection with the lease. In December 2003, we paid the landlord the remaining $1.0 million in full satisfaction of the settlement. We had approximately $2.8 million accrued for lease termination costs relating to this dispute, and therefore, we have reflected $1.3 million as income from discontinued operations during the year ended January 31, 2004.

The following table provides a summary of lease termination restructuring charges and changes the lease termination restructuring accrual for the years ended January 31, 2004 and 2003:

	2004	2003
Accrual at beginning of period	$2,758,760	$2,734,607
Cash payments in period	(1,501,003)	(788,880)
Expensed (gain) in period	(1,257,757)	813,033

Accrual at end of period	$—	$2,758,760

As of January 31, 2004 and 2003, we had accrued costs of approximately $1.4 million and $1.1 million, respectively, that we estimated we would incur in future periods, consisting primarily of estimated legal fees and other costs associated with the discontinued operations. During the year ended January 31, 2004, we received a reimbursement of legal fees of approximately $440,000 from our insurer that we accounted for as an increase to the accrual. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Operating results of the discontinued Internet appliance and service business are as follows for the years ended January 31, 2004 and 2003 and December 31, 2001 (there is no activity for the month ended January 31, 2002):

	2004	2003	2001
Subscription revenue	$—	$—	$2,878,489
Cost of subscription revenue	—	—	(4,222,265)
Income on appliance and other peripheral sales	—	—	37,354
Stock-based compensation	—	—	11,900
Sales and marketing	—	—	(1,189,193)
General and administrative	—	—	(429,909)
Research and development	—	—	(343,482)
Reserve for future estimated losses	—	—	(2,200,000)
Gain on settlement of lease dispute	1,257,757	—	—
Restructuring charge	—	(813,033)	(3,380,800)

Gain (loss) from discontinued operations	$1,257,757	$(813,033)	$(8,837,906)