Form 10-Q
period 2004-04-30
TIPPINGPOINT TECHNOLOGIES INC
filed 2004-06-01
CIK 1097297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 001-15715

TIPPINGPOINT TECHNOLOGIES, INC.

Delaware	No.74-2902814
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7501B North Capital of Texas Highway

Austin, Texas 78731

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (512) 681-8000

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

As of May 21, 2004, 7,347,262 shares of the registrant’s common stock, $0.01 par value, were outstanding.

TIPPINGPOINT TECHNOLOGIES, INC.

QUARTER ENDED APRIL 30, 2004

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$30,186,352	$33,153,764
Accounts receivable	2,465,461	1,822,213
Inventory	3,843,913	2,485,117
Prepaid expenses and other current assets	1,444,019	2,243,409

Total current assets	37,939,745	39,704,503

Property and equipment, net	2,180,621	2,221,837
Other	1,445,886	1,446,936

	$41,566,252	$43,373,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$608,250	$582,283
Trade accounts payable	2,414,131	2,031,785
Deferred revenue	1,585,489	811,969
Accrued liabilities	3,960,017	2,878,450

Total current liabilities	8,567,887	6,304,487

Long-term debt	194,030	420,583
Deferred revenue, long term	103,133	—
Other liabilities	178,480	216,730

Total liabilities	9,043,530	6,941,800

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 7,351,933 and 7,335,933 shares issued and outstanding, respectively	73,519	73,359
Additional paid-in capital	348,959,300	347,950,650
Deferred stock-based compensation	(10,221,076)	(10,133,031)
Stockholder notes receivable	(652,800)	(652,800)
Accumulated deficit	(305,636,221)	(300,806,702)

Total stockholders’ equity	32,522,722	36,431,476

	$41,566,252	$43,373,276

See accompanying notes to condensed consolidated financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,
	2004	2003
Revenues	$3,904,683	$630,420
Cost of revenues	1,214,930	401,869

Gross margin	2,689,753	228,551

Operating expenses:
Research and development (1)	2,601,180	2,385,932
Sales and marketing (1)	3,394,776	1,667,312
General and administrative (1)	771,644	744,455
Amortization of employee deferred stock-based compensation	834,605	124,341

Total operating expenses	7,602,205	4,922,040

Operating loss	(4,912,452)	(4,693,489)

Interest income, net	82,933	99,173

Net loss	$(4,829,519)	$(4,594,316)

Per share data:
Net basic and diluted loss per common share	$(0.66)	$(0.87)
Weighted basic and diluted average common shares outstanding	7,345,644	5,255,105

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended April 30,
	2004	2003
Research and development	$299,225	$61,341
Sales and marketing	311,704	46,129
General and administrative	223,676	16,871

TOTAL	$834,605	$124,341

See accompanying notes to condensed consolidated financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30,
	2004	2003
Cash flows from continuing operating activities:
Loss from continuing operations	$(4,829,519)	$(4,594,316)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	506,529	827,154
Accretion of investment securities	—	(3,750)
Stock-based compensation expense	834,605	183,493
Changes in operating assets and liabilities:
Accounts receivable	(643,248)	—
Inventory	(1,358,796)	(146,696)
Prepaid expenses and other current assets	799,390	(116,675)
Other non-current assets	1,050	(6,050)
Deferred revenue	876,653	—
Trade accounts payable, accrued liabilities and other non- current liabilities	1,427,017	262,876

Net cash used in continuing operating activities	(2,386,319)	(3,593,964)

Cash flows from investing activities:
Purchases of property and equipment	(465,313)	(327,138)
Investment securities matured	—	6,064,626

Net cash provided by (used in) investing activities	(465,313)	5,737,488

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	72,077
Increase in restricted cash related to leases	—	472,327
Principal payments on debt	(200,586)	(109,035)
Proceeds from exercise of stock options	86,160	44,848

Net cash provided by (used in) financing activities	(114,426)	480,217

Cash used in discontinued operations	(1,354)	(491,028)

Net increase (decrease) in cash and cash equivalents	(2,967,412)	2,132,713

Cash and cash equivalents at beginning of period	33,153,764	21,085,869

Cash and cash equivalents at end of period	$30,186,352	$23,218,582

See accompanying notes to condensed consolidated financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Incorporation, Nature of Business and Significant Accounting Policies

TippingPoint Technologies, Inc. was incorporated in the State of Texas in January 1999 and was reincorporated in the State of Delaware in March 2000. We design, manufacture and market network security systems and appliances that deliver in-depth protection and attack eradication for corporate enterprises, government agencies, service providers and academic institutions.

As a result of the stage of our network security business, we expect to report operating losses through at least the end of our fiscal year ending January 31, 2005. We cannot assure you that we will ever achieve positive cash flow from our operations, and we face numerous risks associated with this business.

We have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, the initial public offering of our common stock on March 17, 2000 and most recently, a private placement offering of our common stock to certain investors that had a dual closing in October and November 2003. In fiscal 2003, we also established and made borrowings under our term loan facility with a commercial bank, with which we also established a revolving loan facility that was unused through April 30, 2004. We may need to raise additional funds at any time, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment in the event we need to raise additional funds.

In the opinion of our management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of such information. We derived the balance sheet as of January 31, 2004 from our audited financial statements as of that date. While we believe that the disclosures are adequate to make the information not misleading, we suggest that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2004. Interim results are not necessarily indicative of results we expect in future periods.

(a)	Principles of Consolidation

In February 2004, we incorporated TippingPoint Technologies Europe B.V. to act as our European sales office in Amsterdam, The Netherlands. The consolidated financial statements include the accounts of TippingPoint Technologies, Inc. and our wholly-owned Netherlands subsidiary. All significant intercompany transactions have been eliminated in consolidation.

(b)	Revenue Recognition

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

(c)	Inventories

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

As of April 30, 2004 and January 31, 2004, our inventory consisted of component parts of approximately $1.0 million and finished goods of approximately $2.9 million and $1.5 million, respectively. A portion of our finished goods inventory is held for evaluation purposes at potential customer locations.

(d)	Stock-Based Compensation

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

Had compensation cost for all stock option grants been determined based on their fair market value at the grant dates consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended April 30, 2004	Three months ended April 30, 2003
Net loss as reported	$(4,829,519)	$(4,594,316)
Add: Employee stock-based compensation included in the reported net loss	834,605	124,341
Deduct: Total employee stock-based compensation determined under the fair value based method for all awards	1,055,684	271,076

Pro forma net loss	$(5,050,598)	$(4,741,051)

Basis and diluted loss per share:
As reported	$(0.66)	$(0.87)
Pro forma	$(0.69)	$(0.90)

The per share weighted-average fair value of stock options and shares of restricted common stock granted during the three months ended April 30, 2004 and 2003 was $11.59 and $3.76, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 3.1% and 2.9%, respectively, a dividend yield of zero for all periods presented, volatility of 50% and a weighted average expected life of four years.

(2)	Long-Term Debt

On July 30, 2002, we entered into a loan and security agreement with a commercial bank, which consists of a term loan facility and a revolving loan facility, and is collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving credit facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of April 30, and January 31, 2004, we had net borrowings outstanding of approximately $0.8 million and $1 million, respectively, under the term loan facility, and had not borrowed any amount under the revolving loan facility.

All amounts borrowed under the term loan facility amortize over periods ending no later than January 30, 2006. The revolving loan facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 30, 2004. As of April 30, 2004, there were no outstanding amounts on the revolving loan facility. Advances under both facilities accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum, which at April 30, 2004 was 4.75%.

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

(4)	Commitments and Contingencies

We had purchase obligations of approximately $4.1 million outstanding as of April 30, 2004 related to inventory and other non-manufacturing items.

Under our initial business plan, we developed and operated a consumer Internet appliance and service business. In January 2001, we decided to exit the consumer Internet appliance and service business due to, among other things, our continued losses and inability to raise additional capital to fund that business. The accompanying financial statements present our consumer Internet appliance and service business as a discontinued operation for all historical periods.

On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our Internet appliance and service business. The complaint seeks an unspecified amount of damages. Although there has been no substantive activity in this case for more than a year, this could change at any time. We believe that the action is without merit, that the action is not proper for class action treatment and that we have meritorious defenses available. We intend to defend this action vigorously.

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. On September 10, 2002, our counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, our former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for plaintiffs, issuer-defendants and their insurers setting forth terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuer-defendants and individual defendants named in the lawsuit. In August 2003, our Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, we signed a settlement agreement on behalf of TippingPoint Technologies, Inc. and our current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against us and our current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by our insurers. The settlement is subject to numerous conditions, including final approval by the court. There can be no assurance that such conditions will be met or that the court will approve the terms of the settlement agreement. If the court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against us continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that indemnification or contribution will be available to us or enforceable against the underwriters.

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

(5)	Business Segment and Revenue Information

We operate in one business segment, the sale of network security systems. For the three months ended April 30, 2004, the percentage of revenues attributable to sales to customers in the United States and the rest of the world was approximately 89% and 11%, respectively. There were no international sales during the three months ended April 30, 2003.

(6)	Discontinued Operations

As of April 30, 2004 and January 31, 2004, we had accrued costs of approximately $1.4 million associated with the discontinued operations that we estimated we would incur in future periods, which costs primarily consist of estimated legal fees and other costs. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

(7)	Reclassifications

We have reclassified certain amounts in prior years to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction our consolidated financial statements and related notes included elsewhere in this report. References to fiscal 2003, fiscal 2004 and fiscal 2005 refer to the periods February 1, 2002 through January 31, 2003, February 1, 2003 through January 31, 2004, and February 1, 2004 through January 31, 2005, respectively.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words

“may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operation, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. We do not intend, and undertake no obligation, to update any forward-looking statement. Readers are referred to risks and uncertainties identified below under “Risk Factors,” elsewhere in this report and in other documents we file with the SEC. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

OVERVIEW

Since January 2001, our strategy has been to develop our network-based hardware security system offerings. Prior to fiscal 2004, we were in a development phase creating our UnityOne line of products. We announced the availability of our first product in late fiscal 2003, followed by the availability of four additional UnityOne products in early fiscal 2004. Fiscal 2004 was the first year we recognized and derived revenue from sales of our high-speed network-based intrusion prevention systems. As a result of the stage of our network security business, we have recurring losses, and we expect to report operating losses through at least the end of our fiscal year ending January 31, 2005. We cannot assure you that we will ever achieve positive cash flow from our operations or positive income, and we face numerous risks and uncertainties associated with this business.

From inception in January 1999 through April 30, 2004, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $263 million, including $22.6 million of net proceeds from a recent private placement completed in November 2003.

In 2002, we entered into a loan and security agreement with a commercial bank consisting of a term loan facility and a revolving loan facility, both collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of April 30, 2004, we had borrowed approximately $0.8 million under the term loan facility and had not borrowed any amount under the revolving loan facility. We may need to raise additional funds in the future and we cannot assure you that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment in the event that additional funds need to be raised.

We derive revenues from sales of our hardware based security systems and maintenance plans. Our revenue for the three months ended April 30, 2004 and 2003 was approximately $3.9 million and $0.6 million, respectively. Revenue from maintenance plans is recognized ratably over the service term, generally one year. Maintenance revenue was approximately $0.3 million for the three months ended April 30, 2004, approximately 8% of total revenue.

In the three months ended April 30, 2004, revenue from customers within the United States totaled approximately $3.5 million, and revenue from customers outside of the United States totaled approximately $0.4 million or 10% of total revenue. In fiscal 2005, we believe that revenues generated outside the United States will continue to increase in absolute dollars. Based on fluctuating economic conditions and limited sales history, there can be no assurance that our revenues will continue to grow at this same rate or that we will achieve similar results in future periods.

Cost of revenue consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, compensation and other costs related to manufacturing support. We use contract manufacturers to manufacture our hardware products, and a significant portion of our cost of revenues is attributable to component costs and payments to these contract manufacturers. Cost of maintenance principally consists of certain customer support costs, including costs associated with delivery of the Digital Vaccine™ attack filter service, and training expenses.

Our gross margin of approximately 69% in the three months ended April 30, 2004 has been, and will continue to be, affected by a variety of factors, including competition, the product mix and average selling prices of products, maintenance, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages and the mix of distribution channels through which our products are sold.

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

Stock option grants and restricted stock awards are an important element of our compensation programs. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of April 30, 2004, deferred stock compensation was approximately $10.2 million, all of which will be amortized into expense over the next four years.

Prior to 2001, we primarily offered consumers Internet access through devices commonly known as Internet appliances. We discontinued this business in the first half of 2001 and transitioned to a network-based hardware security business. The financial statements included elsewhere in this report present our former Internet appliance and service business as discontinued operations for all historical periods.

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

Our critical accounting policies are as follows:

Revenue Recognition. Revenue is recorded from sales of our hardware-based security systems and maintenance plans. We sell primarily to resellers, including value-added resellers (VARs). We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We do not expect resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. If our estimate of returns is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. We record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale. Revenue from maintenance plans is recognized ratably over the service terms, which are generally one year in length.

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

Deferred Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our statement of operations.

Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of April 30, 2004 is zero.

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

Discontinued Operations. As of April 30, 2004, we had reflected in accrued liabilities in the accompanying balance sheet approximately $1.4 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of estimated legal fees for litigation and other costs related to discontinued operations. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome, if any. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial condition. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Recent Accounting Pronouncements. In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 has not and is not expected to have a material impact on our financial condition or results of operations.

RESULTS OF CONTINUING OPERATIONS FOR THE

THREE MONTHS ENDED APRIL 30, 2004 AND 2003

Revenues

Our revenues for the three months ended April 30, 2004 and 2003 were approximately $3.9 million and $0.6 million, respectively, an increase of approximately $3.3 million. Revenue from maintenance plans is recognized ratably over the service term, generally one year, and was approximately $0.3 million for the three months ended April 30, 2004. The percentage of revenue attributable to sales to customers in the United States and the rest of the world was approximately 89% and 11%, respectively, during the three months ended April 30, 2004. There were no international sales during the three months ended April 30, 2003. In the three months ended April 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 90% and 84% of our total revenues, respectively.

In fiscal 2005, management believes that revenues will increase in absolute dollars and, as a result, we will continue to make investments in sales and marketing and research and development. However, as a result of the stage of our network security business and limited selling history, we have not developed any revenue trends. Additionally, we do not have any assurance that our revenues will continue to grow at this same rate or that we will achieve similar results in future periods.

Cost of Revenues; Gross Margin

For the three months ended April 30, 2004 and 2003, cost of revenues was approximately $1.2 million and $0.4 million, respectively, an increase of approximately $0.8 million. Gross margin was approximately $2.7 million and $0.2 million for the three months ended April 30, 2004 and 2003, respectively, an increase of approximately $2.5 million. Cost of revenues for each of the three months ended April 30, 2004 and 2003 included approximately $0.3 million of fixed manufacturing overhead and maintenance plan support costs.

Operating Expenses

Research and development expenses. Research and development expenses approximated $2.6 million and $2.4 million for the three months ended April 30, 2004 and 2003, respectively, an increase of approximately $0.2 million. The increase in research and development expenses was attributable primarily to the on-going development of our UnityOne line of products. We expect our research and development expenditures to continue to increase in absolute dollars throughout the remainder of fiscal 2005. The increase in expenditures may include additional research and development personnel to support the expansion of our product line and product feature set and to support the anticipated growth in our customer base.

Sales and marketing expenses. Sales and marketing expenses approximated $3.4 million and $1.7 million for the three months ended April 30, 2004 and 2003, respectively, an increase of approximately $1.7 million. The increase in sales and marketing expenses was the result of the expansion of our sales efforts and consisted primarily of increased employment, commission and travel-related costs. We incurred additional marketing expenses associated with the participation and sponsorship of industry trade shows. We expect this type of marketing activity to continue to increase throughout the remainder fiscal 2005. We also expect sales and marketing expenses to continue to rise throughout the remainder of fiscal year 2005 as we further develop and expand our sales efforts. These expansion efforts may include the hiring of additional sales personnel to support our channel partners and to increase the size of our direct sales force. The additional investment in sales and marketing efforts is predicated on an anticipated demand for our products.

General and administrative expenses. General and administrative expenses were approximately $0.8 million and $0.7 million for the three months ended April 30, 2004 and 2003, respectively, an increase of approximately $0.1 million. The increase in general and administrative expenses was primarily the result of an increase in employment costs associated with deferred stock compensation.

Amortization of stock-based compensation. For the three months ended April 30, 2004 and 2003, we recorded employee stock-based compensation of approximately $0.8 million and $0.1 million, respectively, an increase of $0.7 million. The increase in expense is principally due to additional amortization related to grants in fiscal 2004. On January 5, 2004, we appointed a new Chief Executive Officer who was granted an option to purchase 300,000 shares of our common stock at an exercise price of $12 per share. Because the exercise price was lower than the fair market value of our common stock on the date of grant, we recorded approximately $5.3 million in related deferred stock-based compensation. On January 12, 2004, we appointed a new Chief Financial Officer who was granted 82,500 restricted shares of our common stock. The shares do not have an exercise price, and we recorded approximately $2.4 million in related deferred stock-based compensation. In September 2003, we granted 225,000 restricted shares of our common stock to two new employees, which included our President and Chief Operating Officer. The shares do not have an exercise price and we recorded approximately $2.7 million of deferred compensation related to these grants. In February 2004, selected employees were granted options to purchase 80,000 shares of our common stock for $12 per share. Because the exercise price was lower than the fair market value of our common stock on the date of grant, we recorded approximately $0.9 million in related deferred stock-based compensation. At April 30, 2004, deferred stock compensation approximated $10.2 million, all of which will be amortized into expense over the next four years.

Other

Interest income. Interest income, net of interest expense, approximated $83,000 and $99,000 for the three months ended April 30, 2004 and 2003, respectively. The decrease in interest income in the three months ended April 30, 2004 is due to a general decrease in the average interest rate for the interest-bearing accounts we held at banking and financial institutions throughout the year. Interest income, net of interest expense, may change in the future due to the average cash balances, amount of interest expense and/or changes to the interest rates on the interest-bearing accounts.

Discontinued operations. As of April 30, 2004, we maintained an accrual of $1.4 million for costs estimated to be incurred in future periods associated with our discontinued operations, which costs consisted primarily of estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

The following summarizes our contractual cash obligations as of April 30, 2004:

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$802,280	$608,250	$194,030	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$1,386,263	$1,288,955	$97,308	—	—
Purchase Obligations	$4,137,312	$4,137,312	—	—	—
Other Long-Term Liabilities Reflected On The Balance Sheet	—	—	—	—	—

LIQUIDITY AND CAPITAL RESOURCES

From inception in January 1999 through April 30, 2004, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $263 million, including approximately $22.6 million of net proceeds from the recent private placement in fiscal 2004. As of April 30, 2004, we had approximately $30.2 million in cash and cash equivalents.

Our business plan will require significant capital to fund anticipated operating losses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs, until we achieve positive cash flows from operations. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our business model. We believe that we have sufficient capital to finance our capital expenditures and provide us with adequate liquidity through at least the next twelve months.

In fiscal 2003, we entered into a loan and security agreement with a commercial bank consisting of a term loan facility and a revolving loan facility, both collateralized by a first priority lien on substantially all of our tangible and intangible assets. Under the term loan facility, we can borrow up to $2.5 million for purchases of equipment and software approved by the bank. Under the revolving loan facility, we can borrow up to $5 million for working capital purposes, subject to availability under a borrowing base. As of April 30, 2004, we had borrowed approximately $0.8 million under the term loan facility and had not borrowed any amount under the revolving loan facility. All amounts borrowed under the term loan facility amortize over periods ending no later than January 30, 2006. The revolving loan facility terminates, and all amounts borrowed under this facility and not previously repaid are due and payable in full (including any accrued interest) on July 30, 2004. Advances under both facilities accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum. The loan agreement contains customary covenants and restrictions on additional indebtedness, liens, and disposition of assets, investments and dividends.

At April 30, 2004, future cash commitments include future minimum lease payments under non-cancelable operating leases of approximately $1.4 million, primarily related to our headquarters in Austin, Texas.

Our total debt obligation is $0.8 million, including the current portion of $0.6 million at April 30, 2004.

We have no material commitments for capital expenditures as of April 30, 2004, but we expect to spend between $0.7 million and $1.2 million on capital expenditures in fiscal year 2005.

We purchase from contract manufacturers and other inventory suppliers on a purchase order basis and do not have a long-term supply contract with any of them. At April 30, 2004, we had placed non-cancelable purchase orders totaling approximately $4.1 million.

Net cash used by continuing operating activities was approximately $2.4 million for the three months ended April 30, 2004, as compared to approximately $3.6 million for the three months ended April 30, 2003. Net cash used by continuing operating activities for the three months ended April 30, 2004 resulted from increases in accounts receivable of approximately $0.6 million and inventory of approximately $1.4 million, which increases resulted from growth in our sales activity. The net cash used was offset by a decrease in prepaid expenses and other current assets by approximately $0.8 million, an increase in trade accounts payable, accrued liabilities and other non-current liabilities of approximately $1.4 million and an increase in deferred revenue of approximately $0.9 million from January 31, 2004 to April 30, 2004.

Net cash used by investing activities was approximately $0.5 million for the three months ended April 30, 2004 as compared to approximately $5.7 million of cash provided by investing activities during the three months ended April 30, 2003. Net cash used by investing activities for the three months ended April 30, 2004 resulted from capital expenditures, principally related to network and applications upgrades along with computer equipment and equipment upgrades for new and existing employees, which were partially offset by proceeds received from the exercise of stock options. The net cash provided by investment securities during the three months ended April 30, 2003 resulted from the maturity of investments, partially offset by capital expenditures.

Net cash used by financing activities for the three months ended April 30, 2004 was approximately $0.1 million, compared to net cash provided by financing activities of approximately $0.5 million for the three months ended April 30, 2003. The principal source of cash used by financing activities in the three months ended April 30, 2004 was the result of proceeds from the exercise of stock options of approximately $0.1 million, reduced by principal debt payments of approximately $0.2 million. The principal source of cash used by financing activities for the three months ended April 30, 2003 was the result of a decrease of restricted cash for lease obligations of approximately $0.5 million.

RISK FACTORS

There are numerous risks affecting our business, some of which are beyond our control. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Our future operating results and financial condition are heavily dependent on our ability to successfully develop, manufacture and market technologically innovative solutions in order to meet customer demands for network security. Inherent in this process are a number of factors that we must successfully manage if we are to achieve positive operating results in the future. Set forth below, elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could affect our financial condition and operating results or cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

We cannot predict our future results because we have a limited operating history within the network security industry.

We have a limited operating history and little history operating our network security business. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues. We began to focus on our network security offering in the second half of 2001. Our network security offering is still in the early stage, and it was not until fiscal 2003 that we began achieving sales from these product offerings. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn significant revenues from the sale of such products, that our business model may not be profitable and other significant risks related to our business. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach positive cash flow.

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

The fluctuating economic conditions, combined with the financial condition of some of our customers, make it difficult to predict revenues for a particular period, and a shortfall in revenues may harm our operating results.

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

If our quarterly operating results or our predictions of future operating results fail to meet the expectations of analysts and investors, the trading price of shares of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

•	the introduction of competitive products;

•	uncertainty about and customer confidence in the current economic conditions and outlook; and

•	reduced demand for any given product.

Any such volatility may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our common stock or securities convertible or exercisable into our common stock.

In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that a disproportionate amount of our net revenues has historically been generated during the second half of each fiscal quarter. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

Impact of government entities and academic institutions.

In the first quarter of fiscal 2005 and in fiscal 2004, approximately 36% and 50% of our revenue, respectively, was derived from sales to government entities and academic institutions. Sales to government entities and academic institutions present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

The market for our products may not develop as we contemplate, which could result in our failure to achieve sales and profits from our business model.

Our business model involves competing in a dynamic market. Our financial performance and any future growth will depend, in part, upon our ability to obtain market share from existing competitors. We intend to invest a significant portion of our resources in the network security market, which we anticipate will grow at a significantly higher rate than the broader networking and infrastructure industry on average. The markets for network security solutions are highly competitive, and we are not certain that our target customers will widely adopt and deploy our technology. Even if our products are effective, our target customers may not choose to use them for technical, cost, support or other reasons. We are offering a different solution to network security than many of our competitors, and it may not be accepted by the market as an alternative to existing products.

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

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Many of our competitors may also have existing relationships with the resellers who we use to sell our products and/or with our potential customers. In addition, some of our competitors currently combine their products with other companies’ networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

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

As of April 30, 2004, we used a single third party to manufacture sub-assemblies of our products, and we purchased our components on a purchase order basis. We expect to continue this method of procurement indefinitely. If we cannot continue our arrangement with our contract manufacturer, and if we cannot establish an arrangement with at least one contract manufacturer who agrees to manufacture our sub-assemblies on terms acceptable to us, we may not be able to produce and ship our products, and our business will suffer. If we fail to manage our relationships with our contract manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed.

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

Our reliance on third-party manufacturers also exposes us to the following risks that are outside our control:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if one of our manufacturers is unable to complete production;

•	inability to control delivery schedules;

•	unpredictability of manufacturing yields; and

•	the inability of a manufacturer to maintain the financial strength to meet our procurement and manufacturing needs.

If we fail to develop or maintain relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products and our operating results would suffer.

We expect to derive the bulk of our total revenues from sales by resellers. Sometimes purchasers of network security solutions choose their products based on which network security solution is carried by the reseller from whom they buy other products, rather than solely on performance characteristics. We do not expect to have any long-term contracts or minimum purchase commitments with any of our resellers. In addition, our resellers may sell products that are competitive with ours, may devote more resources to those competitive products and may cease selling our products altogether. The resellers through whom we sell our products may not be successful in selling our products for reasons beyond our control. If any of the foregoing occurs, our operating results will suffer.

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

Our products are designed for the network infrastructure market, which requires us to incur significant expenses to maintain a sophisticated sales force and provide high-level engineering support to complete sales. If we do not successfully market our products to these targeted customers, we will not have the revenue to offset these expenses, and our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the market price of our common stock to decline.

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

Our products incorporate and rely upon licensed third-party technology, and if licenses of third-party technology do not continue to be available to us or become very expensive, our revenues and ability to develop and introduce new products could be adversely affected.

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

The market for our products depends on economic conditions affecting the broader network security and information technology markets. A prolonged downturn in these markets may cause large enterprises to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or not budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and/or delays in payment and collection, causing us to realize lower revenues and margins. Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally deteriorate, we may experience material adverse impacts on our business, operating results and financial condition as a result of the factors stated above or otherwise.

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

We and certain of our former officers and current and former members of our board of directors are subject to various lawsuits. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor. Regardless of whether they are resolved in our favor, these lawsuits are, and any future lawsuits to which we may become a party in the future will likely be, expensive and time consuming to defend or resolve. Any losses resulting from these claims could adversely affect our profitability and cash flow.

Our officers and directors own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

Our executive officers and directors, in the aggregate, owned approximately 54% of our outstanding stock as of April 30, 2004. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Shares of common stock eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in private placements prior to December 2002 may currently be resold in reliance on Rule 144 of the Securities Act of 1933. In addition, the 1,995,833 shares recently issued in the private placement completed in November 2003 may be resold, which may have a negative impact on the market price of our common stock. Certain holders of shares of our common stock issued in our October 2002 private placement have the right to require us to register the resale of those shares at any time. Any such registration will result in additional shares being sold in the market, which could also have a negative impact on the market price of our common stock. In addition, employees of our company own a significant number of vested shares of our common stock and hold options to purchase a significant number of vested shares of our common stock at exercise prices below our per share closing price as of April 30, 2004. These employees are generally subject to trading restrictions that only allow them to trade these securities during the period beginning at the opening of the third trading day following the public disclosure of our quarterly financial results and ending on the last day of the second month of each fiscal quarter. In addition, these employees may also be subject to extended “black out” periods imposed on them by us from time to time. As a result, there will be periods of time from quarter to quarter during which a significant number of additional shares held by our employees may be sold or offered for sale, which could cause our stock price to decline.

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

As of April 30, 2004, we had approximately $30.2 million in cash and cash equivalents on hand. In July 2002, we entered into a loan agreement consisting of a term loan facility for equipment and software purchases of up to $2.5 million, of which we had outstanding borrowings of $802,000 at April 30, 2004, and a revolving loan facility for working capital of up to $5.0 million that was unused at April 30, 2004. We may need to raise additional funds at any time, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment in the event we need to raise additional funds.

Our future capital requirements will depend upon several factors, including whether we are successful in marketing our products and our level of operating expenditures. Our expenditures are likely to rise as we continue our technology and business development efforts. If our capital requirements vary materially from those we currently project, we may require additional financing. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to develop and grow our business.

Further, if we issue equity securities, our existing stockholders will experience dilution of their ownership percentages, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we do not obtain additional funds when needed, we could quickly cease to be a viable going concern.

We do not intend to declare dividends, and our common stock could be subject to volatility.

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

On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our discontinued operations. The complaint seeks an unspecified amount of damages. We could be forced to incur material expenses with respect to this legal proceeding, and in the event there is an outcome that is adverse to us, our financial position and results of operations could be harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to interest rate risk primarily through our loan facilities, which accrue interest at a floating rate. If our effective interest rate under our loan facilities were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $9,000, based on the average balances utilized under our loan facilities during the period ended April 30, 2004. We did not experience a material impact from interest rate risk during the three months ended April 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of April 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

On July 11, 2001, a purported class action lawsuit was filed against us in Texas state court in Travis County, Texas on behalf of all persons who purchased an Internet appliance from us and subscribed to the related Internet service. The complaint alleges that, among other things, we disseminated false and misleading advertisements, engaged in unauthorized billing practices and failed to provide adequate technical and customer support and service with respect to our Internet appliance and service business. The complaint seeks an unspecified amount of damages. Although there has been no substantive activity in this case for more than a year, this could change at any time. We believe that the action is without merit, that the action is not proper for class action treatment and that we have meritorious defenses available. We intend to defend this action vigorously.

On December 5, 2001, we and two of our current and former officers and directors, as well as the managing underwriters in our initial public offering were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. The lawsuit, which is part of a consolidated action that includes over 300 similar actions, is captioned In re Initial Public Offering Securities Litigation, Brian Levey vs. TippingPoint Technologies, Inc., et al., No. 01 CV 10976. The principal allegation in the lawsuit is that the defendants participated in a scheme to manipulate the initial public offering and subsequent market price of our stock by knowingly assisting the underwriters’ requirement that certain of their customers had to purchase stock in a specific initial public offering as a condition to being allocated shares in the initial public offerings of other companies. The purported plaintiff class for the lawsuit is comprised of all persons who purchased our stock from March 17, 2000 through December 6, 2000. The suit seeks rescission of the purchase prices paid by purchasers of shares of our common stock. On September 10, 2002, our counsel and counsel for plaintiffs entered into an agreement pursuant to which the plaintiffs dismissed, without prejudice, our former and current officers and directors from the lawsuit. In May 2003, a memorandum of understanding was executed by counsel for plaintiffs, issuer-defendants and their insurers setting forth terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuer-defendants and individual defendants named in the lawsuit. In August 2003, our Board of Directors approved the settlement terms described in the memorandum of understanding. In May 2004, we signed a settlement agreement on behalf of TippingPoint Technologies, Inc. and our current and former directors and officers with the plaintiffs. This settlement agreement formalizes the previously approved terms of the memorandum of understanding and, subject to certain conditions, provides for the complete dismissal, with prejudice, of all claims against us and our current and former directors and officers. Any direct financial impact of the settlement is expected to be borne by our insurers. The settlement is subject to numerous conditions, including final approval by the court. There can be no assurance that such conditions will be met or that the court will approve the terms of the settlement agreement. If the court rejects the settlement agreement, in whole or in part, or the settlement does not occur for any other reason and the litigation against us continues, we intend to defend this action vigorously, and to the extent necessary, to seek indemnification and/or contribution from the underwriters in our initial public offering pursuant to our underwriting agreement with them. However, there can be no assurance that indemnification or contribution will be available to us or enforceable against the underwriters.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)		Exhibits.

3.1		Restated Certificate of Incorporation of the Company. (1)

3.2		Restated Bylaws of Registrant. (2)

4.1		Specimen Certificate for Common Stock. (3)

4.2		Registration Rights Agreement among the Company and the purchasers of its capital stock dated October 2, 2002. (5)

10.1		Office Lease by and between the Company and SV Bull Creek Limited Partnership dated February 16, 2000. (4)

10.2	*	The Company’s Fourth Amended and Restated 1999 Stock Option and Restricted Stock Plan. (3)

10.3	*	The Company’s Amended and Restated 2000 Employee Stock Purchase Plan. (2)

10.4	*	Form of Indemnity Agreement between the Company and its Directors and Officers. (2)

10.5	*	Employment Agreement by and between James E. Cahill and the Company dated as of March 1, 2001. (3)

10.6	*	Promissory Note of James E. Cahill payable to the Company dated November 8, 1999. (3)

10.7	*	Pledge Agreement by and between James E. Cahill and the Company dated November 8, 1999. (3)

10.8	*	Promissory Note of Craig Cantrell payable to the Company dated June 30, 1999. (3)

10.9	*	Pledge Agreement by and between Craig Cantrell and the Company dated June 30, 1999. (3)

10.10		Loan and Security Agreement by and between the Company and Comerica Bank-California dated July 30, 2002. (6)

10.11		First Amendment to Loan and Security Agreement by and between the Company and Comerica Bank-California dated March 24, 2003. (7)

10.12	*	Employment Agreement by and between Kip McClanahan and the Company dated April 13, 2004. (8)

10.13	*	Employment Agreement by and between Adam Chibib and the Company dated April 12, 2004. (8)

10.14	*	Employment Agreement by and between James A. Hamilton and the Registrant dated as of September 10, 2003. (9)

10.15	*	Restricted Stock Agreement by and between James A. Hamilton and the Registrant dated as of September 15, 2003. (9)

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 4(c) of Form 10-K
(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2001.
(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 6, 2002.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2002.
(4)	Incorporated herein by reference to Registrant’s Amendment No.4 to Registration Statement on Form S-1 filed with the Commission on February 25, 2000.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2002.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2002.
(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on April 28, 2003.
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on April 20, 2004.
(9)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 12, 2003.

(b	)	Current Reports on Form 8-K:

On April 21, 2004, we furnished a Current Report on Form 8-K in which we disclosed, pursuant to Item 12 of Form 8-K, that we had issued a press release announcing our results of operations for the quarter and year ended January 31, 2004.

We neither filed nor furnished any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

Date: June 1, 2004	/s/ ADAM CHIBIB
Adam Chibib
Chief Financial Officer
(Principal Financial and Accounting Officer)