Form 10-K/A
period 2004-01-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2004-06-03
CIK 1097297

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE TO FORM 10-K/A

The registrant is filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended January 31, 2004 solely for the purpose of correcting the following errors in our Annual Report on Form 10-K filed on April 20, 2004 (the “Original Report”):

•	Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Cash Obligations and Commitments” (page 17). The registrant has revised the lead-in sentence to the table to delete the parenthetical, which incorrectly indicated that the amounts in the table were in thousands.

•	The index of Exhibits (page 32-33) has been updated in this Amendment No. 1 to our Annual Report on Form 10-K/A.

•	Exhibits 31.1 and 31.2 (Section 302 Certifications) and Exhibit 32 (Section 906 Certification) have been modified to comply with the applicable requirements of the Securities and Exchange Commission regarding the form of these certifications.

For convenience and ease of reference, this Amendment No. 1 to our Annual Report on Form 10-K/A contains the Original Report in its entirety with the changes described above. All other information in our Original Report remains unchanged. References herein to the Form 10-K refer to our Original Report, as amended by this Amendment No. 1 to our Annual Report on Form 10-K/A.

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

The following summarizes our contractual cash obligations as of January 31, 2004:

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

Date: June 3, 2004	TIPPINGPOINT TECHNOLOGIES, INC.

	By:	/s/ KIP MCCLANAHAN

Kip McClanahan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KIP MCCLANAHAN Kip McClanahan	Chief Executive Officer Chief Executive Officer (Principal Executive Officer)	June 3, 2004

/s/ ADAM CHIBIB Adam Chibib	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 3, 2004

* John F. McHale	Chairman of the Board	June 3, 2004

* Michael R. Corboy	Director	June 3, 2004

* Richard D. Eyestone	Director	June 3, 2004

* Donald K. McKinney	Director	June 3, 2004

* Paul S. Zito	Director	June 3, 2004

*By: /s/ ADAM CHIBIB Adam Chibib as attorney-in-fact

EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company.(1)

3.2	Restated Bylaws of Registrant.(2)

4.1	Specimen Certificate for Common Stock.(3)

4.2	Registration Rights Agreement among the Company and the purchasers of its capital stock dated October 2, 2002.(5)

10.1	Office Lease by and between the Company and SV Bull Creek Limited Partnership dated February 16, 2000.(4)

10.2*	The Company’s Fourth Amended and Restated 1999 Stock Option and Restricted Stock Plan.(3)

10.3*	The Company’s Amended and Restated 2000 Employee Stock Purchase Plan.(2)

10.4*	Form of Indemnity Agreement between the Company and its Directors and Officers.(2)

10.5*	Employment Agreement by and between James E. Cahill and the Company dated as of March 1, 2001.(3)

10.6*	Promissory Note of James E. Cahill payable to the Company dated November 8, 1999.(3)

10.7*	Pledge Agreement by and between James E. Cahill and the Company dated November 8, 1999.(3)

10.8*	Promissory Note of Craig Cantrell payable to the Company dated June 30, 1999.(3)

10.9*	Pledge Agreement by and between Craig Cantrell and the Company dated June 30, 1999.(3)

10.10	Loan and Security Agreement by and between the Company and Comerica Bank-California dated July 30, 2002.(6)

10.11	First Amendment to Loan and Security Agreement by and between the Company and Comerica Bank-California dated March 24, 2003.(7)

10.12*	Employment Agreement by and between Kip McClanahan and the Company dated April 13, 2004.(8)

10.13*	Employment Agreement by and between Adam Chibib and the Company dated April 12, 2004.(8)

10.14*	Employment Agreement by and between James A. Hamilton and the Company dated as of September 10, 2003.(9)

10.15*	Restricted Stock Agreement by and between James A. Hamilton and the Company dated as of September 15, 2003.(9)

21	Subsidiaries of the Company.(8)

23	Consent of KPMG LLP.(8)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	18 U.S.C. Section 1350 Certification of Kip McClanahan and Adam Chibib.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 4(c) of Form 10-K
(1)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2001.

(2)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on September 6, 2002.
(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2002.
(4)	Incorporated herein by reference to Registrant’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Commission on February 25, 2000.
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2002.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2002.
(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on April 28, 2003.
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on April 20, 2004.
(9)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 12, 2003.

TIPPINGPOINT TECHNOLOGIES, INC.

Page
Independent Auditors’ Report	F-2

Balance Sheets as of January 31, 2004 and January 31, 2003	F-3

Statements of Operations for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F-4

Statements of Stockholders’ Equity for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F-5

Statements of Cash Flows for the years ended January 31, 2004 and 2003, the month ended January 31, 2002 and the year ended December 31, 2001	F-6

Notes to Financial Statements	F-7

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