Form 10-Q
period 2004-07-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2004-09-01
CIK 1097297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2004

Commission File Number 001-15715

TippingPoint Technologies, Inc.

Delaware	No.74-2902814
(State of Incorporation)	(I.R.S. Employer ID No.)

7501B North Capital of Texas Highway

Austin, Texas 78731

(Address of Principal Executive Offices)

(512) 681-8000

(Telephone Number)

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

As of August 27, 2004, 7,378,889 shares of the registrant’s common stock, $0.01 par value, were outstanding.

TIPPINGPOINT TECHNOLOGIES, INC.

FORM 10-Q

QUARTER ENDED JULY 31, 2004

PART I –– FINANCIAL INFORMATION

ITEM 1. Financial Statements

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$26,571,444	$33,153,764
Certificate of deposit	1,337,332	—
Accounts receivable	4,470,050	1,822,213
Inventory	4,257,349	2,485,117
Prepaid expenses and other current assets	1,756,146	2,243,409

Total current assets	38,392,321	39,704,503

Property and equipment, net	2,254,573	2,221,837
Other	746,488	1,446,936

Total assets	$41,393,382	$43,373,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$781,038	$582,283
Trade accounts payable	1,787,361	2,031,785
Deferred revenue	2,763,369	811,969
Accrued liabilities	4,523,155	2,878,450

Total current liabilities	9,854,923	6,304,487

Long-term debt	565,939	420,583
Deferred revenue, long term	302,704	—
Other liabilities	149,336	216,730

Total liabilities	10,872,902	6,941,800

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 35,000,000 and 250,000,000 shares authorized, respectively; 7,377,414 and 7,335,933 shares issued and outstanding, respectively	73,774	73,359
Additional paid-in capital	349,921,659	347,950,650
Deferred stock-based compensation	(10,090,610)	(10,133,031)
Stockholder notes receivable	(510,000)	(652,800)
Accumulated deficit	(308,874,343)	(300,806,702)

Total stockholders’ equity	30,520,480	36,431,476

Total liabilities and stockholders’ equity	$41,393,382	$43,373,276

See accompanying notes to condensed consolidated financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenues	$6,707,649	$337,017	$10,612,332	$967,437
Cost of revenues	2,049,102	752,462	3,264,032	1,154,331

Gross margin	4,658,547	(415,445)	7,348,300	(186,894)

Operating expenses:
Research and development (1)	2,342,486	2,342,133	4,943,666	4,728,065
Sales and marketing (1)	3,892,551	1,845,313	7,287,327	3,512,625
General and administrative (1)	1,024,910	671,549	1,796,554	1,416,004
Amortization of employee deferred stock-based compensation	727,073	88,445	1,561,678	212,786

Total operating expenses	7,987,020	4,947,440	15,589,225	9,869,480

Operating loss	(3,328,473)	(5,362,885)	(8,240,925)	(10,056,374)

Interest income, net	90,351	74,313	173,284	173,486

Net loss	$(3,238,122)	$(5,288,572)	$(8,067,641)	$(9,882,888)

Per share data:
Net basic and diluted loss per common share	$(0.44)	$(1.00)	$(1.10)	$(1.87)
Weighted basic and diluted average common shares outstanding	7,357,382	5,290,818	7,351,602	5,272,974

(1)	Amounts exclude amortization of employee deferred stock-based compensation as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Research and development	$317,676	$21,739	$616,901	$83,080
Sales and marketing	232,482	6,938	544,186	53,067
General and administrative	176,915	59,768	400,591	76,639

TOTAL	$727,073	$88,445	$1,561,678	$212,786

See accompanying notes to condensed consolidated financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31,
	2004	2003
Cash flows from continuing operating activities:
Loss from continuing operations	$(8,067,641)	$(9,882,888)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	894,450	1,569,375
Accretion of investment securities	—	(3,750)
Stock-based compensation expense	1,561,678	271,938
Inventory writedown	—	362,605
Changes in operating assets and liabilities:
Accounts receivable	(2,647,837)	—
Inventory	(1,772,232)	(722,098)
Prepaid expenses and other current assets	487,263	(321,284)
Other non-current assets	20,560	(9,898)
Deferred revenue	2,254,104	—
Trade accounts payable, accrued liabilities and other non- current liabilities	1,334,241	329,337

Net cash used in continuing operating activities	(5,935,414)	(8,406,663)

Cash flows from investing activities:
Purchases of property and equipment	(927,186)	(389,440)
Investment securities matured	—	6,064,626

Net cash provided by (used in) investing activities	(927,186)	5,675,186

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	696,747	365,351
(Increase) decrease in restricted cash related to leases	(657,444)	472,326
Principal payments on debt	(352,636)	(218,071)
Proceeds from stockholder note receivable	142,800	—
Proceeds from issuance of common stock	452,167	156,575

Net cash provided by financing activities	281,634	776,181

Cash used in discontinued operations	(1,354)	(510,293)

Net decrease in cash and cash equivalents	(6,582,320)	(2,465,589)

Cash and cash equivalents at beginning of period	33,153,764	21,085,869

Cash and cash equivalents at end of period	$26,571,444	$18,620,280

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

We have funded our activities primarily through private equity offerings, which included sales of our common stock and preferred stock, the initial public offering of our common stock on March 17, 2000, and borrowings under our term loan facility with a commercial bank, with which we also established a revolving loan facility. In July 2004, we amended the loan and security agreement with our lender relating to these facilities to, among other things, establish an additional equipment term loan facility, extend the maturity date of our revolving loan facility to July 31, 2006, increase the amount we may borrow under our revolving loan facility and improve the terms under which the company may borrow. We may need to raise additional funds at any time, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

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

In February 2004, we incorporated TippingPoint Technologies Europe B.V. as a subsidiary of TippingPoint Technologies, Inc. to act as our European sales office in Amsterdam, The Netherlands. In June 2004, we incorporated TippingPoint Holdings, Inc. as a subsidiary of TippingPoint Technologies, Inc. to serve as the U.S.-based holding company for all of our international subsidiaries. In July 2004 we also incorporated TippingPoint Technologies United Kingdom, Ltd. as a subsidiary of TippingPoint Holdings, Inc. to act as our sales office in the United Kingdom. The consolidated financial statements include the accounts of TippingPoint Technologies, Inc., TippingPoint Holdings, Inc. and our wholly owned Netherlands and United Kingdom subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(b)	Revenue Recognition

We account for revenues in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition” and its related interpretations. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of our hardware-based security systems is specified by the customer, revenues are deferred until all acceptance criteria have been met. Service revenues, which principally consist of our Digital Vaccine attack filter service and related support, are generally deferred and are recognized ratably over the period in which the services are to be performed, which is typically one to three years.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Our sales involve multiple elements, including the sale of our products and related services. We use the residual method of accounting to recognize revenues when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists.

We sell primarily to resellers, including value-added resellers, or VARs. We do not expect these resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. If our estimate of returns is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. We record discounts, if any, provided to resellers for achieving purchasing targets as a reduction of revenues on the date of sale.

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

As of July 31, 2004 and January 31, 2004, our inventory consisted of component parts of approximately $0.5 million and $1.0 million, respectively, and finished goods of approximately $3.8 million and $1.5 million, respectively. A significant portion of our finished goods inventory is held for evaluation purposes at potential customer locations.

(d)	Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our fixed plan stock options. As such, we record compensation expense on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123, as amended by SFAS 148, requires that companies that do not choose to account for stock-based compensation using the fair value-based method as prescribed by SFAS 123 must disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by SFAS 123, our net loss and loss per share would have been as follows:

	Three months ended July 31, 2004	Three months ended July 31, 2003	Six months ended July 31, 2004	Six months ended July 31, 2003
Net loss as reported	$(3,238,122)	$(5,288,572)	$(8,067,641)	$(9,882,888)
Add: Employee stock-based compensation included in the reported net loss	727,073	88,445	1,561,678	212,786
Deduct: Total employee stock-based compensation determined under the fair value based method for all awards	1,128,520	108,281	2,184,204	379,453

Pro forma net loss	$(3,639,569)	$(5,308,408)	$(8,690,167)	$(10,049,555)

Basis and diluted loss per share:
As reported	$(0.44)	$(1.00)	$(1.10)	$(1.87)
Pro forma	$(0.49)	$(1.00)	$(1.18)	$(1.91)

The per share weighted-average fair value of stock options and shares of restricted common stock granted during the six months ended July 31, 2004 and 2003 was $12.50 and $3.49, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 3.5% and 2.75% for 2004 and 2003, respectively, a dividend yield of zero for all periods presented, volatility of 50% and a weighted average expected life of four years.

(2)	Long-Term Debt

In 2002, we entered into a loan and security agreement with a commercial bank consisting of an equipment term loan facility and a revolving loan facility, both collateralized by a first priority lien on substantially all of our tangible and intangible assets. In July 2004, we amended this loan and security agreement in order to, among other things, establish an additional equipment term loan facility, extend the maturity date of the revolving loan facility, increase the amount we may borrow under the revolving loan facility and improve the terms under which we may borrow funds. Under the new equipment term loan facility, we can borrow an additional $4 million for purchases of equipment and software. Under the amended revolving loan facility, we can borrow up to $10 million for working capital purposes, subject to availability under a borrowing base. As of July 31, 2004, we had borrowed approximately $0.6 million under our original equipment term loan facility and $0.7 million under our new equipment term loan facility, and had not borrowed any amount under the amended revolving loan facility. We may need to raise additional funds in the future and we cannot assure you that we will be able to obtain additional financing on favorable terms, if at all.

All amounts borrowed under the original equipment term loan facility amortize over periods ending no later than January 30, 2006, and all amounts borrower under the new equipment term loan facility amortize over periods ending no later than July 29, 2008. The amended revolving loan facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 31, 2006. The amended revolving loan facility also provides for the issuance of letters of credit on our behalf in an aggregate face amount not to exceed $1 million. Advances under the original equipment term loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum, advances under the new equipment term loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.50% per annum and advances under the amended revolving loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.25% per annum. As of July 31, 2004, the bank’s prime rate was equal to 4.25%.

The loan and security agreement, as amended, contains customary covenants and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

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

We had purchase obligations of approximately $1.8 million outstanding as of July 31, 2004 related to inventory and other non-manufacturing items.

In June 2004, we amended the office lease for our corporate headquarters to, among other things, reduce our annual rent payments and extend the rental period through April 30, 2010. The lease amendment was effective retroactively to May 1, 2004. Our minimum lease commitment under this lease at July 31, 2004 was approximately $5.1 million. Terms of the amended office lease require a security deposit in the amount of approximately $0.7 million, which we initially satisfied with a letter of credit supported by a pledge of a portion of one of our cash accounts with the issuing bank as collateral. The amount of this restricted cash is recorded as an “Other asset” on our consolidated balance sheet. As of January 31, 2004, we held a certificate of deposit approximating $1.3 million as collateral under the terms of our original lease. Such amount was recorded as an “Other asset” at January 31, 2004. Upon amending the lease in June 2004, the restrictions were removed and we reclassified the amount as a certificate of deposit on our consolidated balance sheet.

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

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any proceeding that is adverse to us, our financial position and prospects could be materially harmed.

(5)	Business Segment and Revenue Information

We operate in one business segment, the sale of network security systems. For each of the three and six months ended July 31, 2004, the percentage of revenues attributable to sales to customers in the United States and the rest of the world was approximately 90% and 10%, respectively. There were no international sales during the three and six months ended July 31, 2003.

(6)	Discontinued Operations

As of July 31, 2004 and January 31, 2004, we had accrued costs of approximately $1.4 million associated with the discontinued operations that we estimated we would incur in future periods, which costs primarily consist of estimated legal fees and other costs. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

(7)	Reclassifications

We have reclassified certain amounts in prior years to conform to current year presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2004, as filed with the Securities and Exchange Commission. References to fiscal 2003, fiscal 2004 and fiscal 2005 refer to the periods February 1, 2002 through January 31, 2003, February 1, 2003 through January 31, 2004, and February 1, 2004 through January 31, 2005, respectively.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. We do not intend, and undertake no obligation, to update any forward-looking statement. Readers are referred to risks and uncertainties identified below under “Risk Factors,” elsewhere in this report and in other documents we file with the Securities and Exchange Commission. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

Overview

Since January 2001, our strategy has been to develop our network-based hardware security system offerings. We announced the availability of our first product in January 2002, followed by the availability of four additional UnityOne products in February 2003. We introduced a sixth UnityOne product, the UnityOne-50 intrusion prevention system, during the three months ended July 31, 2004. Prior to fiscal 2004, we were in a development phase creating our UnityOne line of products. Fiscal 2004 was the first year we recognized and derived revenue from sales of our high-speed network-based intrusion prevention systems. As a result of the stage of our network security business, we have recurring losses, and we expect to report operating losses through at least the end of our fiscal year ending January 31, 2005. We cannot assure you that we will ever achieve positive cash flow from our operations or positive income, and we face numerous risks and uncertainties associated with this business.

From inception in January 1999 through July 31, 2004, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $263 million.

We derive revenues from sales of our hardware based security systems and maintenance plans. Our revenues for the three months ended July 31, 2004 and 2003 were approximately $6.7 million and $0.3 million, respectively, and our revenues for the six months ended July 31, 2004 and 2003 were approximately $10.6 million and $1.0 million, respectively. Revenue from maintenance plans is recognized ratably over the service term, generally one or three years. Maintenance revenue was approximately $0.5 million and $0.8 million for the three and six months ended July 31, 2004, respectively, representing approximately 7% of total revenue for each of these periods.

In the three and six months ended July 31, 2004, revenues from customers within the United States totaled approximately $6.1 million and $9.5 million, respectively, and revenues from customers outside of the United States totaled approximately $0.6 million and $1.1 million, respectively, representing approximately 10% of our total revenues for each of these periods. We believe that revenues generated outside the United States will continue to increase during the remainder of fiscal 2005 in absolute dollars. Based on fluctuating economic conditions and limited sales history, there can be no assurance that our revenues will continue to grow at this same rate or that we will achieve similar results in future periods.

Cost of revenues consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, maintenance, compensation and other costs related to manufacturing support. We use contract manufacturers to manufacture our hardware products, and a significant portion of our cost of revenues is attributable to component costs and payments to these contract manufacturers. Cost of maintenance principally consists of certain customer support costs, including costs associated with delivery of the Digital Vaccine attack filter service, and training expenses.

Our gross margins were approximately 69% in each of the three and six months ended July 31, 2004. Gross margins have been, and will continue to be, affected by a variety of factors, including competition, the product mix and average selling prices of products, maintenance, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages and the mix of distribution channels through which our products are sold.

Research and development expenses consist of salaries and related expenses for development and engineering personnel, fees paid to consultants, prototype costs related to the design, development, testing and enhancement of our systems and hardware, and personnel and development costs associated with the Digital Vaccine attack filter service. We expense our research and development costs as they are incurred. There may be components of our research and development efforts that require significant expenditures, the timing of which can cause quarterly variability in our expenses. We are devoting resources to the continued development of new products. To meet the changing requirements of our customers, we will need to fund investments in several development projects. As a result, we expect our research and development expenses to increase in absolute dollars in the future.

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

General and administrative expenses consist of salaries and related expenses for finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operations. In addition, we expect to see additional increases in general and administrative expense throughout the remainder of fiscal 2005 and during fiscal 2006 relating to the incremental cost of financial control documentation and testing required by Section 404 of the Sarbanes-Oxley Act of 2002.

Stock option grants and restricted stock awards are an important element of our compensation programs. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of July 31, 2004, deferred stock compensation was approximately $10.1 million, all of which will be amortized into expense over the next four years.

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

Our critical accounting policies are as follows:

Revenue Recognition. We account for revenues in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition” and its related interpretations. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of our hardware-based security systems is specified by the customer, revenues are deferred until all acceptance criteria have been met. Service revenues, which principally consist of our Digital Vaccine attack filter service and related support, are generally deferred and are recognized ratably over the period in which the services are to be performed, which is typically one to three years.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Our sales involve multiple elements, including the sale of our products and related services. We use the residual method of accounting to recognize revenues when an arrangement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists.

We sell primarily to resellers, including value-added resellers, or VARs. We do not expect these resellers to hold significant inventories of our products, if at all. As a result, we expect returns to be minimal. If our estimate of returns is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. We record discounts, if any, provided to resellers for achieving purchasing targets as a reduction of revenues on the date of sale.

Inventory. We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of actual cost or market value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, technology changes and competition. The estimates are subject to revisions and actual results may differ. This difference may have a material effect on our financial condition and results of operations.

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

Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of July 31, 2004 is zero.

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

Discontinued Operations. As of July 31, 2004, we had reflected in accrued liabilities in the accompanying balance sheet approximately $1.4 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of estimated legal fees for litigation and other costs related to discontinued operations. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome, if any. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial condition. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

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

Results of Operations

Revenues

The following table presents our revenues for the three and six months ended July 31, 2004 and 2003:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenues	$6,707,649	$337,017	$10,612,332	$967,437

Our revenues increased $6.4 million and $9.6 million in the three and six months ended July 31, 2004, respectively, as compared to the three and six months July 31, 2003. The increases were primarily due to an increase in the demand for our products resulting from greater market acceptance of intrusion prevention systems as a network security solution. Revenues from maintenance plans are recognized ratably over the service term, generally one to three years in length. Revenues from maintenance plans were approximately $0.5 million and $0.8 million for the three months and six months ended July 31, 2004, respectively, and approximately $0.1 million for the six months ended July 31, 2003, respectively. Revenues from maintenance were minimal in the three months ended July 31, 2003.

The percentage of revenues attributable to sales to customers in the United States and the rest of the world was approximately 90% and 10%, respectively, during each of the three and six months ended July 31, 2004. There were no international sales during the three or six months ended July 31, 2003. During the three months ended July 31, 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 88% and 80% of our total revenues, respectively, and during the six months ended July 31, 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 89% and 83% of our total revenues, respectively.

During the remainder of fiscal 2005, we expect to continue to make investments in sales and marketing and research and development. However, as a result of the stage of our network security business and limited selling history, we have not developed any revenue trends. Additionally, we do not have any assurance that our revenues will continue to grow at this same rate or that we will achieve similar results in future periods.

Cost of Revenues

The following table presents our cost of revenues for the three and six months ended July 31, 2004 and 2003:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Cost of Revenues	$2,049,102	$752,462	$3,264,032	$1,154,331

Cost of revenues increased approximately $1.3 million and $2.1 million in the three and six months ended July 31, 2004, respectively, as compared to the three and six months ended July 31, 2003. These increases were primarily due to an increase in sales of our products. Cost of revenues for each of the three months ended July 31, 2004 and 2003 included approximately $0.5 million of fixed manufacturing overhead and maintenance plan support costs.

Gross Margin

The following table presents our gross margin for the three and six months ended July 31, 2004 and 2003:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Gross Margin	$4,658,547	$(415,445)	$7,348,300	$(186,894)

Our gross margin increased approximately $5.1 million and $7.5 million in the three and six months ended July 31, 2004, respectively, as compared to the three and six months July 31, 2003. These increases were primarily due to an increase in the volume of sales of our products and a more efficient manufacturing process associated with these higher volumes.

Operating Expenses

The following table presents certain information regarding our operating expenses for the three and six months ended July 31, 2004 and 2003:

	Three Months Ended July 31,				Six Months Ended July 31,
	2004	% of Revenues	2003	% of Revenues	2004	% of Revenues	2003	% of Revenues
Research and development (1)	2,342,486	35%	2,342,133	695%	4,943,666	47%	4,728,065	489%
Sales and marketing (1)	3,892,551	58%	1,845,313	548%	7,287,327	69%	3,512,625	363%
General and administrative (1)	1,024,910	15%	671,549	199%	1,796,554	17%	1,416,004	146%

(1)	Amounts exclude amortization of employee deferred stock-based compensation as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Research and development	$317,676	$21,739	$616,901	$83,080
Sales and marketing	232,482	6,938	544,186	53,067
General and administrative	176,915	59,768	400,591	76,639

TOTAL	$727,073	$88,445	$1,561,678	$212,786

Research and development expenses. Research and development expenses were approximately $2.3 million for each of the three months ended July 31, 2004 and 2003. The approximately $0.2 million increase in research and development expenses from the six months ended July 31, 2004 as compared to the six months ended July 31, 2003 was attributable primarily to the on-going development of our UnityOne line of products. We expect our research and development expenditures to continue to increase in absolute dollars throughout the remainder of fiscal 2005. The increase in these expenditures may include additional research and development personnel to support the expansion of our product line and product feature set and to support the anticipated growth in our customer base.

Sales and marketing expenses. Sales and marketing expenses increased approximately $2.0 million in the three months ended July 31, 2004 as compared to the three months ended July 31, 2003, and increased approximately $3.8 million in the six months ended July 31, 2004 as compared to the six months ended July 31, 2003. These increases in sales and marketing expenses were the result of the expansion of our sales efforts and consisted primarily of increased employment, commission and travel-related costs. We incurred additional marketing expenses associated with the participation and sponsorship of industry trade shows in the more recent periods. We expect this type of marketing activity to continue to increase throughout the remainder of fiscal 2005. We also expect sales and marketing expenses to continue to rise throughout the remainder of fiscal year 2005 as we further develop and expand our sales efforts. These expansion efforts may include the hiring of additional sales personnel to support our channel partners and to increase the size of our direct sales force. The additional investment in sales and marketing efforts is predicated on an anticipated demand for our products.

General and administrative expenses. The increases in general and administrative expenses in the three and six months ended July 31, 2004 as compared to the three and six months ended July 31, 2004, respectively, were primarily the result of an increase in employment costs associated with additional headcount and increase costs associated with the formation and operation of our international subsidiaries. General and administrative expenses for the three months ended July 31, 2004 included a charge of approximately $330,000 in bad debt expense related to a specific uncollectible account receivable.

Amortization of stock-based compensation. For the three months ended July 31, 2004 and 2003, we recorded employee stock-based compensation of approximately $0.7 million and $0.1 million, respectively, an increase of $0.6 million. The increase in expense is principally due to additional amortization related to grants in fiscal 2004. On January 5, 2004, we appointed a new Chief Executive Officer who was granted an option to purchase 300,000 shares of our common stock at an exercise price of $12 per share. Because the exercise price was lower than the fair market value of our common stock on the date of grant, we recorded approximately $5.3 million in related deferred stock-based compensation. On January 12, 2004, we appointed a new Chief Financial Officer who was granted 82,500 restricted shares of our common stock. The shares do not have an exercise price, and we recorded approximately $2.4 million in related deferred stock-based compensation. In September 2003, we granted 225,000 restricted shares of our common stock to two new employees, which included our President. The shares do not have an exercise price and we recorded approximately $2.7 million of deferred compensation related to these grants. In February 2004, selected employees were granted options to purchase 80,000 shares of our common stock for $12 per share. Because the exercise price was lower than the fair market value of our common stock on the date of grant, we recorded approximately $0.9 million in related deferred stock-based compensation. At July 31, 2004, deferred stock compensation approximated $10.1 million, all of which will be amortized into expense over the next four years.

Other

Interest income. Interest income, net of interest expense, was approximately $90,000 and $74,000 for the three months ended July 31, 2004 and 2003, respectively, and approximately $173,000 for each of the six months ended July 31, 2004 and 2003. Interest income, net of interest expense, may change in the future due to changes in our average cash balances, amount of our outstanding debt and/or changes in interest rates.

Discontinued operations. As of July 31, 2004, we maintained an accrual of $1.4 million for costs estimated to be incurred in future periods associated with our discontinued operations. These costs consisted primarily of estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Contractual Cash Obligations and Commitments

The following table summarizes our contractual cash obligations as of July 31, 2004:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$1,346,977	$781,038	$565,939	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$5,132,009	$883,699	$1,747,493	$1,803,874	$696,943
Purchase Obligations	$1,817,400	$1,817,400	—	—	—
Other Long-Term Liabilities Reflected On The Balance Sheet	—	—	—	—	—

Liquidity and Capital Resources

From inception in January 1999 through July 31, 2004, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $263 million. As of July 31, 2004, we had approximately $26.6 million in cash and cash equivalents and a $1.3 million certificate of deposit, which matures in June 2005.

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

In fiscal 2003, we entered into a loan and security agreement with a commercial bank consisting of an equipment term loan facility and a revolving loan facility, both collateralized by a first priority lien on substantially all of our tangible and intangible assets. In July 2004, we amended this loan and security agreement in order to, among other things, establish an additional equipment term loan facility, extend the maturity date of the revolving loan facility, increase the amount we may borrow under the revolving loan facility and improve the terms under which we may borrow funds. Under the new equipment term loan facility, we can borrow up to $4 million for additional purchases of equipment and software. Under the amended revolving loan facility, we can borrow up to $10 million for working capital purposes, subject to availability under a borrowing base. As of July 31, 2004, we had borrowed approximately $0.6 million under our original equipment term loan facility, $0.7 million under our new equipment term loan facility and had not borrowed any amount under the amended revolving loan facility.

All amounts borrowed under the original equipment term loan facility amortize over periods ending no later than January 30, 2006, and all amounts borrower under the new equipment term loan facility amortize over periods ending no later than July 29, 2008. The amended revolving loan facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 31, 2006. The amended revolving loan facility also provides for the issuance of letters of credit on our behalf in an aggregate face amount not to exceed $1 million. Advances under the original equipment term loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum, advances under the new equipment term loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.50% per annum and advances under the amended revolving loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.25% per annum. As of July 31, 2004, the bank’s prime rate was equal to 4.25%.

The loan and security agreement, as amended, contains customary covenants and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

At July 31, 2004, future cash commitments included future minimum lease payments under non-cancelable operating leases of approximately $5.1 million, primarily related to our headquarters in Austin, Texas.

Our total debt obligation is $1.3 million, including the current portion of $0.8 million at July 31, 2004.

We have no material commitments for capital expenditures as of July 31, 2004, but we expect to spend between $1.5 million and $2.5 million on capital expenditures in fiscal year 2005.

We purchase from contract manufacturers and other inventory suppliers on a purchase order basis and do not have a long-term supply contract with any of them. At July 31, 2004, we had placed non-cancelable purchase orders totaling approximately $1.8 million.

Net cash used by continuing operating activities was approximately $5.9 million for the six months ended July 31, 2004, as compared to approximately $8.4 million for the six months ended July 31, 2003. The reduction in cash used in continuing operations is attributable to smaller net losses of $8.1 million and $9.9 million for the six months ended July 31, 2004 and July 31, 2003, respectively.

Net cash flows from investing activities decreased from a positive $5.7 million for the six months ended July 31, 2003 to a negative $0.9 million for the six months ended July 31, 2004. This decrease in cash from investing activities is attributable to the maturation of an investment security in the six month period ended July 31, 2003. No investment securities matured in the period ended July 31, 2004.

Net cash flow from financing activities decreased from $0.8 million in the six months ended July 31, 2003 to $0.3 million for the six months ended July 31, 2004. This decrease in cash flows from financing activities is attributable to an increase in restricted cash partially offset by an increase in borrowings and the proceeds from the issuance of common stock related to employee options.

Risk Factors

There are numerous risks affecting our business, some of which are beyond our control. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Our future operating results and financial condition are heavily dependent on our ability to successfully develop, manufacture and market technologically innovative solutions in order to meet customer demands for network security. Inherent in this process are a number of factors that we must successfully manage if we are to achieve positive operating results in the future. Set forth below, elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could affect our financial condition and operating results or cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

We cannot predict our future results because we have a limited operating history within the network security industry.

We have a limited operating history and little history operating our network security business. Therefore, we have little meaningful historical financial data upon which to base projections of operating expenses or revenues. We began to focus on our network security offering in the second half of 2001. Our network security offering is still in the early stage, and it was not until fiscal 2004 that we began achieving sales from these product offerings. There are significant risks and costs inherent in our efforts to undertake this business model. These include the risk that we may not be able to achieve market acceptance for our network security line of products or earn significant revenues from the sale of such products, that our business model may not be profitable and other significant risks related to our business. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. These risks are heightened in rapidly evolving industries, such as network security. It is possible that we will exhaust all available funds before we reach positive cash flow.

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

In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that a disproportionate amount of our net revenues has historically been generated by sales closed during the second half of each fiscal quarter. Our reliance on an unequal portion of sales occurring during the second half of the quarter can result in increased uncertainty relating to quarterly revenues. Due to this lopsided quarterly sales pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

We rely on distribution partners to sell our products, and disruptions to or our failure to effectively develop these channels could adversely affect our ability to generate revenues from the sale of our products.

We derive the bulk of our total revenues from sales by distributors and resellers of our products. During the three months ended July 31, 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 88% and 80% of our total revenues, respectively, and during the six months ended July 31, 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 89% and 83% of our total revenues, respectively. We expect that our revenues will continue to depend, in part, on the performance of these distributors and value-added resellers.

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

Impact of government entities and academic institutions.

In the first six months of fiscal 2005 and in fiscal 2004, approximately 37% and 64% of our revenues, respectively, were derived from sales to government entities and academic institutions. Sales to government entities and academic institutions present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

The market for our products may not develop as we anticipate, which could result in our failure to achieve sales and profits from our business model.

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

Our revenues will depend upon the widespread acceptance and use of network security technology by our target market. Substantially all of our revenues may come from sales of one or two product lines, making us dependent on widespread market acceptance of these products. We may be more dependent on the market acceptance of individual product lines than our competitors with broader offerings. Factors that may affect the market acceptance of our anticipated line of products include:

•	adoption of advanced network security products and technologies;

•	the need, or perceived need, to maintain or increase network connection speed when adding network security systems;

•	the performance, price and total cost of ownership of our line of products;

•	the availability and price of competing products and technologies; and

•	the success and development of our business development and marketing organizations.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software used in our customers’ networks, we must modify our software to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware. If our products do not interoperate with those of our customers’ networks, installations could be delayed, orders for our products could be cancelled or our products could be returned. This would also damage our reputation, which could seriously harm our business or prospects.

Product returns may negatively affect our net revenues.

Product returns can occur when we introduce upgrades and new versions of products or when end-users return our products, subject to various contractual limitations. Generally, end-users may return our products for a full refund within a reasonably short period from the date of purchase. We have a limited history with which to estimate future returns. Future returns could exceed the reserves we have established for product returns, which could have a material adverse effect on our operating results.

If we are unable to acquire key components on favorable terms, or at all, our business will suffer.

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

As of July 31, 2004, we used two third parties to manufacture sub-assemblies of our products, and we purchased our components on a purchase order basis. If we cannot continue our arrangements with these contract manufacturers, and if we cannot establish an arrangement with at least one contract manufacturer who agrees to manufacture our sub-assemblies on terms acceptable to us, we may not be able to produce and ship our products, and our business will suffer. If we fail to manage our relationships with our contract manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed.

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

We market our line of products primarily to large enterprises, government entities and academic institutions through resellers. A prospective customer’s decision to purchase our products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our products. Budget constraints, budget cycles and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the required approval for a particular project or purchase decision on a timely basis may delay the purchase of our products. As a result, our sales cycle for our network security solutions can take up to and beyond 180 days. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our line of products and services, which could materially and adversely affect our business.

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

Open source software.

Products or technologies acquired or developed by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or to otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons:

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

We intend to rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the intellectual property we develop. We have filed a total of eleven patent applications related to our network security products in the United States and internationally. We have also received three trademark registrations and have applied to register certain other trademarks relating to our business in the United States. We anticipate filing additional patent and trademark applications relating to our business. If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us. We also enter, and plan to continue to enter, into confidentiality or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our software, documentation and other proprietary information. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products, or otherwise attempt to obtain and use our intellectual property. Monitoring unauthorized use of our products will be difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

If we are unable to fix errors or other problems that are identified after installation of our products by customers, in addition to the consequences described above, we could experience:

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

We provide forecasts of our demand to our contract manufacturers prior to the scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products.

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

Because our products will provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our network security measures could misappropriate the confidential information or other property of customers using our products, or interrupt their operations. If that happens, affected customers or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by our service and support organizations. Defending a lawsuit, regardless of its merit, could be costly and divert management time and attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all.

We could become subject to litigation regarding intellectual property rights that could be costly and result in the loss of significant rights.

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. In the future, we may become a party to litigation to protect our intellectual property or to defend against an alleged infringement by us of another party’s intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. These lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

Our officers and directors own a majority of our outstanding stock and could control the outcome of actions.

Our executive officers and directors, in the aggregate, owned a majority of our outstanding shares of common stock as of July 31, 2004. These stockholders, if acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

As our business activities expand internationally, we face risks and challenges that could adversely impact us.

We have recently expanded our sales and operating activities to locations outside of the United States, including throughout EMEA and the Asia/Pacific region. Among other activities, we conduct sales and customer support operations directly and indirectly through our distributors and value added resellers in these locations. For example, during each of the three and six months ended July 31, 2004, 10% of our revenues were attributable to sales to customers outside of the United States.

Our international presence and expansion exposes us to risks and challenges not present in our U.S. operations, including:

•	the challenges of managing an organization spread over various countries located throughout the world;

•	compliance with, and unexpected changes in, a wide range of complex regulatory requirements in countries where we conduct our business;

•	increased financial accounting and reporting burdens;

•	potentially adverse tax consequences;

•	fluctuations in currency exchange rates resulting in losses or gains from transactions and expenses denominated in foreign currencies;

•	reduced protection for intellectual property rights in some countries;

•	reduced protection for enforcement of creditor and contractual rights in some countries; and

•	import and export license requirements and restrictions on the import and export of certain technology, especially encryption technology and trade restrictions.

Any or all of these risks and challenges could have a material adverse impact on our business, operating results and financial condition.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could also delay or make a merger, tender offer or proxy contest involving us more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our fiscal 2006 annual meeting must meet the qualifications and follow the procedures specified under both the Exchange Act of 1934 and our certificate of incorporation, which is filed with the Securities and Exchange Commission.

We may be unable to obtain the additional capital required to grow our business, which could harm our business. If we raise additional funds, our current stockholders may suffer substantial dilution.

As of July 31, 2004, we had approximately $26.6 million in cash and cash equivalents on hand and a $1.3 million certificate of deposit. In July 2004, we amended our loan and security agreement in order to, among other things, establish an additional equipment term loan facility, extend the maturity date of the revolving loan facility and increase the amount we may borrow under the revolving loan facility. Under the new equipment term loan facility, we can borrow up to $4 million for additional purchases of equipment and software approved by the bank. Under the amended revolving loan facility, we can borrow up to $10 million for working capital purposes, subject to availability under a borrowing base. As of July 31, 2004, we had borrowed approximately $0.6 million under our original equipment term loan facility, $0.7 million under our new equipment term loan facility and had not borrowed any amount under the amended revolving loan facility. We may need to raise additional funds at any time, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment in the event we need to raise additional funds.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	variations in the magnitude of our losses from operations from quarter to quarter;

•	changes in market valuations of companies in the network security industry;

•	announcements by us or our competitors of new technology, products, services, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that affect our prospects and our relative competitive position in our prospective markets;

•	our inability to locate or maintain suppliers of components of our line of network security products at prices that will allow us to attain profitability;

•	product or design flaws, or our inability to bring functional products to market, product recalls or similar occurrences, or failure of a substantial market to develop for our planned products;

•	additions or departures of key personnel;

•	sales of capital stock in the future;

•	stock liquidity or cash flow constraints; and

•	fluctuations in our stock market price and volume, which are particularly common for the securities of highly volatile technology companies pursuing untested markets and new technology.

We have exited our old line of business and have attempted to minimize our obligations related to that business, but if we are unsuccessful in minimizing those obligations, our business will suffer.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our loan facilities, which accrue interest at a floating rate. If our effective interest rate under our loan facilities were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $12,000, based on the average balances utilized under our loan facilities during the period ended July 31, 2004. We did not experience a material impact from interest rate risk during the three months ended July 31, 2004.

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

ITEM 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of July 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2004, the design and operation of these disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 2. Changes in Securities and Use of Proceeds

On June 25, 2004, TippingPoint’s stockholders approved the following amendments to TippingPoint’s Restated Certificate of Incorporation (“Certificate”):

(a)	An amendment to reduce the number of authorized shares of Common Stock from 250,000,000 to 35,000,000; and

(b)	An amendment to allow the number of authorized shares of common stock to be increased or decreased by the affirmative vote of the holders of a majority of TippingPoint’s outstanding capital stock.

The amendment to our Certificate reducing the number of authorized shares of common stock has no effect on the number of shares of common stock currently held by, or the rights of, existing holders of our common stock. The amendment to our Certificate reducing the vote required to increase of decrease the number of authorized shares of common stock reduces the number of shares that must be voted for approval of future increases or decreases in the number of authorized shares of common stock from 80% to a majority (greater than 50%).

ITEM 4. Submissions of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 25, 2004. There were represented, in person or by proxy, 6,406,988 shares of our common stock entitled to vote at the meeting, constituting a quorum. The following matters were voted upon and duly and validly approved by our stockholders at the meeting:

1.	Amendment to our Restated Certificate of Incorporation to (i) reduce the number of authorized shares of Common Stock from 250,000,000 to 35,000,000, and (ii) permit the number of authorized shares of common stock to be increased or decreased by the affirmative vote of the holders of a majority of our outstanding capital stock.

Number of Shares
For	Against	Abstain	Broker Non-Votes
6,335,310	68,659	3,019	0

2.	Election of directors to serve until the 2005 Annual Meeting of Stockholders

	Number of Shares
Nominee	For	Withheld
John F. McHale	6,335,439	71,549

Michael R. Corboy	6,325,044	81,944

Richard D. Eyestone	6,302,588	104,400

Kip McClanahan	6,335,478	71,510

Donald K. McKinney	6,319,605	87,383

Paul S. Zito	6,295,763	111,225

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 29, 2001.	10-Q	November 9, 2001

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 25, 2004.			X

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
3.3	Restated Bylaws adopted by the Board of Directors on August 22, 2002.	10-Q	September 6, 2002

3.4	Amendment to Restated Bylaws adopted by the Board of Directors on November 19, 2003.			X

4.1	Specimen Certificate for Common Stock.	10-K	March 27, 2002

4.2	Registration Rights Agreement among TippingPoint Technologies, Inc. and the purchasers of its capital stock dated October 2, 2002	8-K	October 4, 2002

10.1	Office Lease by and between TippingPoint Technologies, Inc. and SV Bull Creek Limited Partnership dated February 16, 2000.	S-1	February 25, 2000

10.2	First Amendment to Lease by and between TippingPoint Technologies, Inc. and HUB Properties LLC (as successor to SV Bull Creek Limited Partnership) dated June 21, 2004 to be effective as of May 1, 2004.			X

10.3*	Fourth Amended and Restated 1999 Stock Option and Restricted Stock Plan.	DEF 14A	May 4, 2004

10.4	Amended and Restated 2000 Employee Stock Purchase Plan.	10-Q	September 6, 2002

10.5	Form of Indemnity Agreement by and between TippingPoint Technologies, Inc. and its Directors and Officers	10-Q	September 6, 2002

10.6*	Employment Agreement by and between James E. Cahill and TippingPoint Technologies, Inc. dated as of March 1, 2001.	10-K	March 27, 2002

10.7	Promissory Note of James E. Cahill payable to TippingPoint Technologies, Inc. dated November 8, 1999.	10-K	March 27, 2002

10.8	Pledge Agreement by and between James E. Cahill and TippingPoint Technologies, Inc. dated November 8, 1999.	10-K	March 27, 2002

10.9	Loan and Security Agreement by and between TippingPoint Technologies, Inc. and Comerica Bank-California dated July 30, 2002.	8-K	August 5, 2002

10.10	First Amendment to Loan and Security Agreement by and between TippingPoint Technologies, Inc. and Comerica Bank-California dated March 24, 2003.	10-K	April 28, 2003

10.11	Second Amendment to Loan and Security Agreement by and between TippingPoint Technologies, Inc. and Comerica Bank-California dated July 30, 2003.			X

10.12	Third Amendment to Loan and Security Agreement by and between TippingPoint Technologies, Inc. and Comerica Bank-California dated July 29, 2004.			X

10.13*	Employment Agreement by and between Kip McClanahan and TippingPoint Technologies, Inc. dated April 13, 2004.	10-K	April 20, 2004

10.14*	Employment Agreement by and between Adam Chibib and TippingPoint Technologies, Inc. dated April 12, 2004.	10-K	April 20, 2004

10.15*	Employment Agreement by and between James A. Hamilton and TippingPoint Technologies, Inc. dated as of September 10, 2003.	10-Q	December 12, 2003

10.16*	First Amendment to Employment Agreement by and between James A. Hamilton and TippingPoint Technologies, Inc. dated as of July 19, 2004			X

10.17*	Restricted Stock Agreement by and between James A. Hamilton and TippingPoint Technologies, Inc. dated as of September 15, 2003.	10-Q	December 12, 2003

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).			X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).			X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).			X

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

(b)	Current Reports on Form 8-K:

On June 1, 2004, TippingPoint furnished a Current Report on Form 8-K in which we disclosed, pursuant to Items 7 and 12 of Form 8-K, that we had issued a press release announcing our results of operations for the quarter ended April 30, 2004.

We neither filed nor furnished any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

Date: August 31, 2004	/S/ ADAM CHIBIB
Adam Chibib
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 29, 2001.	10-Q	November 9, 2001

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 25, 2004.			X

3.3	Restated Bylaws adopted by the Board of Directors on August 22, 2002.	10-Q	September 6, 2002

3.4	Amendment to Restated Bylaws adopted by the Board of Directors on November 19, 2003.			X

4.1	Specimen Certificate for Common Stock.	10-K	March 27, 2002

4.2	Registration Rights Agreement among TippingPoint Technologies, Inc. and the purchasers of its capital stock dated October 2, 2002	8-K	October 4, 2002

10.1	Office Lease by and between TippingPoint Technologies, Inc. and SV Bull Creek Limited Partnership dated February 16, 2000.	S-1	February 25, 2000

10.2	First Amendment to Lease by and between TippingPoint Technologies, Inc. and HUB Properties LLC (as successor to SV Bull Creek Limited Partnership) dated June 21, 2004 to be effective as of May 1, 2004.			X

10.3*	Fourth Amended and Restated 1999 Stock Option and Restricted Stock Plan.	DEF 14A	May 4, 2004

10.4	Amended and Restated 2000 Employee Stock Purchase Plan.	10-Q	September 6, 2002

10.5	Form of Indemnity Agreement by and between TippingPoint Technologies, Inc. and its Directors and Officers	10-Q	September 6, 2002

10.6*	Employment Agreement by and between James E. Cahill and TippingPoint Technologies, Inc. dated as of March 1, 2001.	10-K	March 27, 2002

10.7	Promissory Note of James E. Cahill payable to TippingPoint Technologies, Inc. dated November 8, 1999.	10-K	March 27, 2002

10.8	Pledge Agreement by and between James E. Cahill and TippingPoint Technologies, Inc. dated November 8, 1999.	10-K	March 27, 2002

10.9	Loan and Security Agreement by and between TippingPoint Technologies, Inc. and Comerica Bank-California dated July 30, 2002.	8-K	August 5, 2002

10.10	First Amendment to Loan and Security Agreement by and between TippingPoint Technologies, Inc. and Comerica Bank-California dated March 24, 2003.	10-K	April 28, 2003

10.11	Second Amendment to Loan and Security Agreement by and between TippingPoint Technologies, Inc. and Comerica Bank-California dated July 30, 2003.			X

10.12	Third Amendment to Loan and Security Agreement by and between TippingPoint Technologies, Inc. and Comerica Bank-California dated July 29, 2004.			X

10.13*	Employment Agreement by and between Kip McClanahan and TippingPoint Technologies, Inc. dated April 13, 2004.	10-K	April 20, 2004

10.14*	Employment Agreement by and between Adam Chibib and TippingPoint Technologies, Inc. dated April 12, 2004.	10-K	April 20, 2004

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.15*	Employment Agreement by and between James A. Hamilton and TippingPoint Technologies, Inc. dated as of September 10, 2003.	10-Q	December 12, 2003

10.16*	First Amendment to Employment Agreement by and between James A. Hamilton and TippingPoint Technologies, Inc. dated as of July 19, 2004			X

10.17*	Restricted Stock Agreement by and between James A. Hamilton and TippingPoint Technologies, Inc. dated as of September 15, 2003.	10-Q	December 12, 2003

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).			X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).			X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).			X

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.