Form 10-Q
period 2004-10-31
TIPPINGPOINT TECHNOLOGIES INC
filed 2004-12-10
CIK 1097297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2004

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

As of December 9, 2004, 7,757,154 shares of the registrant’s common stock, $0.01 par value, were outstanding.

TIPPINGPOINT TECHNOLOGIES, INC.

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,237,264	$33,153,764
Certificate of deposit	1,359,703	—
Accounts receivable	7,111,663	1,822,213
Inventory	4,033,400	2,485,117
Prepaid expenses and other current assets	2,158,496	2,243,409

Total current assets	42,900,526	39,704,503
Property and equipment, net	2,119,266	2,221,837
Other	714,774	1,446,936

Total assets	$45,734,566	$43,373,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$767,423	$582,283
Trade accounts payable	2,717,922	2,031,785
Deferred revenue	5,190,310	811,969
Accrued liabilities	5,263,676	2,878,450

Total current liabilities	13,939,331	6,304,487
Long-term debt	751,110	420,583
Deferred revenue, long term	1,093,078	—
Other liabilities	167,550	216,730

Total liabilities	15,951,069	6,941,800

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 35,000,000 and 250,000,000 shares authorized, respectively; 7,467,855 and 7,335,933 shares issued and outstanding, respectively	74,679	73,359
Additional paid-in capital	350,308,646	347,950,650
Deferred stock-based compensation	(9,454,966)	(10,133,031)
Stockholder notes receivable	(510,000)	(652,800)
Accumulated deficit	(310,634,862)	(300,806,702)

Total stockholders’ equity	29,783,497	36,431,476

Total liabilities and stockholders’ equity	$45,734,566	$43,373,276

See accompanying notes to condensed consolidated financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues	$9,651,732	$2,052,510	$20,264,064	$3,019,947
Cost of revenues	2,876,898	627,991	6,140,930	1,782,322

Gross margin	6,774,834	1,424,519	14,123,134	1,237,625
Operating expenses:
Research and development (1)	2,493,323	1,980,872	7,436,989	6,708,937
Sales and marketing (1)	4,605,850	1,730,200	11,893,177	5,183,673
General and administrative (1)	780,172	652,399	2,576,726	2,068,403
Amortization of employee deferred stock-based compensation	747,196	221,052	2,308,874	492,990

Total operating expenses	8,626,541	4,584,523	24,215,766	14,454,003

Operating loss	(1,851,707)	(3,160,004)	(10,092,632)	(13,216,378)
Interest income, net	91,188	57,476	264,472	230,962

Net loss	$(1,760,519)	$(3,102,528)	$(9,828,160)	$(12,985,416)

Per share data:
Net basic and diluted loss per common share	$(0.24)	$(0.57)	$(1.33)	$(2.44)
Weighted basic and diluted average common shares outstanding	7,425,435	5,429,651	7,408,939	5,322,462

(1)	Amounts exclude amortization of employee deferred stock-based compensation as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Research and development	$217,768	$96,973	$834,669	$180,053
Sales and marketing	350,106	114,497	894,292	226,716
General and administrative	179,322	9,582	579,913	86,221

TOTAL	$747,196	$221,052	$2,308,874	$492,990

See accompanying notes to condensed consolidated financial statements.

TIPPINGPOINT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31,
	2004	2003
Cash flows from continuing operating activities:
Net loss	$(9,828,160)	$(12,985,416)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,271,608	2,162,252
Accretion of investment securities	—	(3,750)
Stock-based compensation expense	2,308,874	492,990
Inventory writedown	—	362,605
Changes in operating assets and liabilities:
Accounts receivable	(5,289,450)	(1,687,691)
Inventory	(1,548,283)	(1,042,835)
Prepaid expenses and other current assets	84,913	121,646
Other non-current assets	29,903	(13,775)
Deferred revenue	5,471,419	—
Trade accounts payable, accrued liabilities and other non-current liabilities	3,023,537	399,790

Net cash used in operating activities	(4,475,638)	(12,194,184)

Cash flows from investing activities:
Purchases of property and equipment	(1,169,038)	(479,207)
Investment securities matured	—	6,064,626

Net cash provided by (used in) investing activities	(1,169,038)	5,585,419

Cash flows from financing activities:
Proceeds from borrowings under long-term debt	1,092,044	365,351
Increase in restricted cash related to leases	(657,444)	(1,399,674)
Principal payments on debt	(576,377)	(349,061)
Proceeds from stockholder note receivable	142,800	—
Net proceeds from private placement of common stock	—	11,642,495
Proceeds from issuance of common stock	728,507	187,311

Net cash provided by financing activities	729,530	10,446,422

Cash used in discontinued operations	(1,354)	(89,032)

Net increase (decrease) in cash and cash equivalents	(4,916,500)	3,748,625

Cash and cash equivalents at beginning of period	33,153,764	21,085,869

Cash and cash equivalents at end of period	$28,237,264	$24,834,494

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

As of October 31, 2004 and January 31, 2004, our inventory consisted of component parts of approximately $1.5 million and $1.0 million, respectively, and finished goods of approximately $2.5 million and $1.5 million, respectively. A significant portion of our finished goods inventory is held for evaluation purposes at potential customer locations.

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

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates consistent with the method prescribed by SFAS 123, our net loss and loss per share would have been as follows:

	Three months ended October 31, 2004	Three months ended October 31, 2003	Nine months ended October 31, 2004	Nine months ended October 31, 2003
Net loss as reported	$(1,760,519)	$(3,102,528)	$(9,828,160)	$(12,985,416)
Add: Employee stock-based compensation included in the reported net loss	747,196	221,052	2,308,874	431,766
Deduct: Total employee stock-based compensation determined under the fair value based method for all awards	1,177,470	321,641	3,361,674	700,364

Pro forma net loss	$(2,190,793)	$(3,203,117)	$(10,880,960)	$(13,254,014)

Basis and diluted loss per share:
As reported	$(0.24)	$(0.57)	$(1.33)	$(2.44)
Pro forma	$(0.30)	$(0.59)	$(1.47)	$(2.49)

The per share weighted-average fair value of stock options and shares of restricted common stock granted during the nine months ended October 31, 2004 and 2003 was $11.40 and $3.52, respectively, on the date of grant using the Black-Scholes option pricing model. The fair value of options was estimated using a risk-free interest rate of 3.43% and 2.94% for 2004 and 2003, respectively, a dividend yield of zero for all periods presented, volatility of 50% and a weighted average expected life of four years.

(2) Long-Term Debt

In 2002, we entered into a loan and security agreement with a commercial bank consisting of an equipment term loan facility and a revolving loan facility, both collateralized by a first priority lien on substantially all of our tangible and intangible assets. In July 2004, we amended this loan and security agreement in order to, among other things, establish an additional equipment term loan facility, extend the maturity date of the revolving loan facility, increase the amount we may borrow under the revolving loan facility and improve the terms under which we may borrow funds. Under the new equipment term loan facility, we can borrow an additional $4 million for purchases of equipment and software. Under the amended revolving loan facility, we can borrow up to $10 million for working capital purposes, subject to availability under a borrowing base. As of October 31, 2004, we had borrowed approximately $0.5 million under our original equipment term loan facility and $1.0 million under our new equipment term loan facility, and had not borrowed any amount under the amended revolving loan facility. We may need to raise additional funds in the future and we cannot assure you that we will be able to obtain additional financing on favorable terms, if at all.

All amounts borrowed under the original equipment term loan facility amortize over periods ending no later than January 30, 2006, and all amounts borrowed under the new equipment term loan facility amortize over periods ending no later than July 29, 2008. The amended revolving loan facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 31, 2006. The amended revolving loan facility also provides for the issuance of letters of credit on our behalf in an aggregate face amount not to exceed $1 million. Advances under the original equipment term loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum, advances under the new equipment term loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.50% per annum and advances under the amended revolving loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.25% per annum. As of October 31, 2004, the bank’s prime rate was equal to 4.75%.

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

(4) Commitments and Contingencies

We had purchase obligations of approximately $2.3 million outstanding as of October 31, 2004 related to inventory and other non-manufacturing items.

In June 2004, we amended the office lease for our corporate headquarters to, among other things, reduce our annual rent payments and extend the rental period through April 30, 2010. The lease amendment was effective retroactively to May 1, 2004. Our minimum lease commitment under this lease at October 31, 2004 was approximately $4.9 million. Terms of the amended office lease require a security deposit in the amount of approximately $0.7 million, which we initially satisfied with a letter of credit supported by a pledge of a portion of one of our cash accounts with the issuing bank as collateral. This restricted cash is recorded in “Other assets” on our consolidated balance sheet.

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

(5) Business Segment and Revenue Information

We operate in one business segment, the sale of network security systems. For the three months ended October 31, 2004, the percentage of revenues attributable to sales to customers in the United States and the rest of the world was approximately 82% and 18%. For the nine months ended October 31, 2004, the percentage of revenues attributable to sales to customers in the United States and the rest of the world was approximately 86% and 14%, respectively. There were no international sales during the three and nine months ended October 31, 2003.

(6) Discontinued Operations

As of October 31, 2004 and January 31, 2004, we had accrued costs of approximately $1.4 million associated with the discontinued operations that we estimated we would incur in future periods, which costs primarily consist of estimated legal fees and other costs. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

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

Overview

Since January 2001, our strategy has been to develop our network-based hardware security system offerings. We announced the availability of our first product in January 2002, followed by the availability of four additional UnityOne products in February 2003. We introduced two more products, the UnityOne-50 and UnityOne-100E intrusion prevention systems, during the nine months ended October 31, 2004. Prior to fiscal 2004, we were in a development phase creating our UnityOne line of products. Fiscal 2004 was the first year we recognized and derived revenue from sales of our high-speed network-based intrusion prevention systems. As a result of the stage of our network security business, we have recurring losses, and we expect to report operating losses through at least the end of our fiscal year ending January 31, 2005. We cannot assure you that we will ever achieve positive cash flow from our operations or positive income, and we face numerous risks and uncertainties associated with this business.

From inception in January 1999 through October 31, 2004, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $263 million.

We derive revenues from sales of our hardware based security systems and maintenance plans. Our revenues for the three months ended October 31, 2004 and 2003 were approximately $9.7 million and $2.1 million, respectively, and our revenues for the nine months ended October 31, 2004 and 2003 were approximately $20.3 million and $3.0 million, respectively. Revenue from maintenance plans is recognized ratably over the service term, generally one or three years. Maintenance revenue was approximately $0.9 million and $1.7 million for the three and nine months ended October 31, 2004, respectively, representing approximately 9.7% and 8.4% of total revenue for each of these periods, respectively.

In the three and nine months ended October 31, 2004, revenues from customers within the United States totaled approximately $7.9 million and $17.4 million, respectively, and revenues from customers outside of the United States totaled approximately $1.8 million and $2.9 million, respectively, representing approximately 18% and 14% of our total revenues for each of these periods, respectively. We believe that revenues generated outside the United States will continue to increase during the remainder of fiscal 2005 in absolute dollars. Based on fluctuating economic conditions and limited sales history, there can be no assurance that our revenues will continue to grow at this same rate or that we will achieve similar results in future periods.

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

Our gross margins were approximately 70% in each of the three and nine months ended October 31, 2004. Gross margins have been, and will continue to be, affected by a variety of factors, including competition, the product mix and average selling prices of products, maintenance, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages and the mix of distribution channels through which our products are sold.

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

Stock option grants and restricted stock awards are an important element of our compensation programs. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of October 31, 2004, deferred stock compensation was approximately $9.5 million, all of which will be amortized into expense over the next four years.

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

Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. Due to the uncertainty surrounding our ability to generate taxable income in the future, we have determined that it is more likely than not that we will not be able to utilize any of the benefits of our deferred tax assets, including net operating loss carry forwards, before they expire. Therefore, we have provided a 100% valuation allowance on our deferred tax assets in each year of our existence, and our net deferred tax asset as of October 31, 2004 is zero.

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

Discontinued Operations. As of October 31, 2004, we had reflected in accrued liabilities in the accompanying balance sheet approximately $1.4 million for costs of the discontinued operations that we estimated we would incur in future periods. The accrued costs consist primarily of estimated legal fees for litigation and other costs related to discontinued operations. We evaluate contingent liabilities, including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based upon the facts and circumstances, and in some instances based in part upon the advice of outside legal counsel. We include in these accruals an estimate to cover legal fees and expenses to defend ourselves. Because of the uncertainties related to certain pending litigation and claims, we are not able to make a reasonable estimate of the liability that could result from an unfavorable outcome, if any. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial condition. Any differences between these estimated accrued costs and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

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

Results of Operations

Revenues

The following table presents our revenues for the three and nine months ended October 31, 2004 and 2003:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues	$9,651,732	$2,052,510	$20,264,064	$3,019,947

Our revenues increased $7.6 million and $17.2 million in the three and nine months ended October 31, 2004, respectively, as compared to the three and nine months October 31, 2003. The increases were primarily due to an increase in the demand for our products resulting from greater market acceptance of intrusion prevention systems as a network security solution. Revenues from maintenance plans are recognized ratably over the service term, generally one to three years in length. Revenues from maintenance plans were approximately $0.9 million and $1.7 million for the three months and nine months ended October 31, 2004, respectively, and approximately $0.1 million for the nine months ended October 31, 2003. Revenues from maintenance were minimal in the three months ended October 31, 2003.

The percentage of revenues attributable to sales to customers in the United States and the rest of the world was approximately 82% and 18%, respectively, and 86% and 14%, respectively, during each of the three and nine months ended October 31, 2004. There were no international sales during the three or nine months ended October 31, 2003. During the three months ended October 31, 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 80% and 89% of our total revenues, respectively, and during the nine months ended October 31, 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 85% and 87% of our total revenues, respectively.

As a result of the stage of our network security business and limited selling history, we have not developed any revenue trends. Additionally, we do not have any assurance that our revenues will continue to grow at this same rate or that we will achieve similar results in future periods.

Cost of Revenues

The following table presents our cost of revenues for the three and nine months ended October 31, 2004 and 2003:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Cost of Revenues	$2,876,898	$627,991	$6,140,930	$1,782,322

Cost of revenues increased approximately $2.2 million and $4.4 million in the three and nine months ended October 31, 2004, respectively, as compared to the three and nine months ended October 31, 2003. These increases were primarily due to an increase in sales of our products. Cost of revenues for each of the three months ended October 31, 2004 and 2003 included approximately $0.2 million of fixed manufacturing overhead and maintenance plan support costs.

Gross Margin

The following table presents our gross margin for the three and nine months ended October 31, 2004 and 2003:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Gross Margin	$6,774,834	$1,424,519	$14,123,134	$1,237,625

Our gross margin increased approximately $5.4 million and $12.9 million in the three and nine months ended October 31, 2004, respectively, as compared to the three and nine months October 31, 2003. These increases were primarily due to an increase in the volume of sales of our products and a more efficient manufacturing process associated with these higher volumes.

Operating Expenses

The following table presents certain information regarding our operating expenses for the three and nine months ended October 31, 2004 and 2003:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2004	% of Revenues	2003	% of Revenues	2004	% of Revenues	2003	% of Revenues
Research and development (1)	2,493,323	26%	1,980,872	97%	7,436,989	37%	6,708,937	222%
Sales and marketing (1)	4,605,850	48%	1,730,200	84%	11,893,177	59%	5,183,673	172%
General and administrative (1)	780,172	8%	652,399	32%	2,576,726	13%	2,068,403	68%

(1)	Amounts exclude amortization of employee deferred stock-based compensation as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Research and development	$217,768	$96,973	$834,669	$180,053
Sales and marketing	350,106	114,497	894,292	226,716
General and administrative	179,322	9,582	579,913	86,221

TOTAL	$747,196	$221,052	$2,308,874	$492,990

Research and development expenses. Research and development expenses increased approximately $0.5 million in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003, and increased approximately $0.7 million in the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003. The increase in research and development expenses during the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003 was attributable primarily to the on-going development of our UnityOne line of products. We expect our research and development expenditures to continue to increase in absolute dollars throughout the remainder of fiscal 2005. The increase in these expenditures may include additional research and development personnel to support the expansion of our product line and product feature set and to support the anticipated growth in our customer base.

Sales and marketing expenses. Sales and marketing expenses increased approximately $2.9 million in the three months ended October 31, 2004 as compared to the three months ended October 31, 2003, and increased approximately $6.7 million in the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003. These increases in sales and marketing expenses were the result of the expansion of our sales efforts and consisted primarily of increased employment, commission and travel-related costs. We expect sales and marketing expenses to continue to rise throughout the remainder of fiscal year 2005 as we further develop and expand our sales efforts. These expansion efforts may include the participation and sponsorship of industry trade shows, and the hiring of additional sales personnel to support our channel partners and increase the size of our direct sales force. The additional investment in sales and marketing efforts is predicated on an anticipated demand for our products.

General and administrative expenses. The increases in general and administrative expenses in the three and nine months ended October 31, 2004 as compared to the three and nine months ended October 31, 2003, respectively, were primarily the result of an increase in employment costs associated with additional headcount and increase costs associated with the formation and operation of our international subsidiaries. General and administrative expenses for the nine months ended October 31, 2004 included a charge of approximately $330,000 in bad debt expense related to a specific uncollectible account receivable.

Amortization of stock-based compensation. For the three months ended October 31, 2004 and 2003, we recorded employee stock-based compensation of approximately $0.7 million and $0.2 million, respectively, an increase of $0.5 million. The increase in expense is principally due to additional amortization related to option and restricted stock grants in fiscal 2004. On January 5, 2004, we appointed a new Chief Executive Officer who was granted an option to purchase 300,000 shares of our common stock at an exercise price of $12 per share. Because the exercise price was lower than the fair market value of our common stock on the date of grant, we recorded approximately $5.3 million in related deferred stock-based compensation. On January 12, 2004, we appointed a new Chief Financial Officer who was granted 82,500 restricted shares of our common stock. The shares do not have an exercise price, and we recorded approximately $2.4 million in related deferred stock-based compensation. In September 2003, we granted 225,000 restricted shares of our common stock to two new employees, which included our President. The shares do not have an exercise price and we recorded approximately $2.7 million of deferred compensation related to these grants. In February 2004, selected employees were granted options to purchase 80,000 shares of our common stock for $12 per share. Because the exercise price was lower than the fair market value of our common stock on the date of grant, we recorded approximately $0.9 million in related deferred stock-based compensation. At October 31, 2004, deferred stock compensation approximated $9.5 million, all of which will be amortized into expense over the next four years.

Other

Interest income. Interest income, net of interest expense, was approximately $91,000 and $57,000 for the three months ended October 31, 2004 and 2003, respectively, and approximately $264,000 and $231,000 for the nine months ended October 31, 2004 and 2003, respectively. Interest income, net of interest expense, may change in the future due to changes in our average cash balances, amount of our outstanding debt and/or changes in interest rates.

Discontinued operations. As of October 31, 2004, we maintained an accrual of $1.4 million for costs estimated to be incurred in future periods associated with our discontinued operations. These costs consisted primarily of estimated legal fees and other expenses. Any differences between these estimates and the actual amounts incurred in future periods will change the estimated net loss from discontinued operations accordingly.

Contractual Cash Obligations and Commitments

The following table summarizes our contractual cash obligations as of October 31, 2004:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$1,518,533	$767,423	$751,110	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$4,907,875	$875,438	$1,753,006	$1,814,802	$464,629
Purchase Obligations	$2,340,274	$2,340,274	—	—	—
Other Long-Term Liabilities Reflected On The Balance Sheet	—	—	—	—	—

Liquidity and Capital Resources

From inception in January 1999 through October 31, 2004, we financed our operations and met our capital expenditure requirements primarily from the net proceeds of the private and public sale of equity securities totaling approximately $263 million. As of October 31, 2004, we had approximately $28.2 million in cash and cash equivalents and a $1.4 million certificate of deposit, which matures in June 2005.

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

In fiscal 2003, we entered into a loan and security agreement with a commercial bank consisting of an equipment term loan facility and a revolving loan facility, both collateralized by a first priority lien on substantially all of our tangible and intangible assets. In July 2004, we amended this loan and security agreement in order to, among other things, establish an additional equipment term loan facility, extend the maturity date of the revolving loan facility, increase the amount we may borrow under the revolving loan facility and improve the terms under which we may borrow funds. Under the new equipment term loan facility, we can borrow up to $4 million for additional purchases of equipment and software. Under the amended revolving loan facility, we can borrow up to $10 million for working capital purposes, subject to availability under a borrowing base. As of October 31, 2004, we had borrowed approximately $0.5 million under our original equipment term loan facility and $1.0 million under our new equipment term loan facility, and we had not borrowed any amount under the amended revolving loan facility.

All amounts borrowed under the original equipment term loan facility amortize over periods ending no later than January 30, 2006, and all amounts borrowed under the new equipment term loan facility amortize over periods ending no later than July 29, 2008. The amended revolving loan facility terminates and all amounts borrowed thereunder and not previously repaid are due and payable in full (including any accrued interest) on July 31, 2006. The amended revolving loan facility also provides for the issuance of letters of credit on our behalf in an aggregate face amount not to exceed $1 million. Advances under the original equipment term loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.75% per annum, advances under the new equipment term loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.50% per annum and advances under the amended revolving loan facility accrue interest at a rate equal to the bank’s prime rate plus 0.25% per annum. As of October 31, 2004, the bank’s prime rate was equal to 4.75%.

The loan and security agreement, as amended, contains customary covenants and restrictions on additional indebtedness, liens, disposition of assets, investments and dividends.

At October 31, 2004, future cash commitments included future minimum lease payments under non-cancelable operating leases of approximately $4.9 million, primarily related to our headquarters in Austin, Texas.

Our total debt obligation is approximately $1.5 million, including the current portion of approximately $0.8 million at October 31, 2004.

We have no material commitments for capital expenditures as of October 31, 2004, but we expect to spend between $1.5 million and $2.5 million on capital expenditures in fiscal year 2005.

We purchase from contract manufacturers and other inventory suppliers on a purchase order basis and do not have a long-term supply contract with any of them. At October 31, 2004, we had placed non-cancelable purchase orders totaling approximately $2.3 million.

Net cash used by continuing operating activities was approximately $4.5 million for the nine months ended October 31, 2004, as compared to approximately $12.2 million for the nine months ended October 31, 2003. The reduction in net cash used in continuing operations is attributable to a smaller net loss of $9.8 million for the nine months ended October 31, 2004 as compared to a net loss $13.0 million for the nine months ended October 31, 2003.

Net cash flows from investing activities decreased from a positive $5.6 million for the nine months ended October 31, 2003 to a negative $1.2 million for the nine months ended October 31, 2004. This decrease in net cash from investing activities is attributable to the maturation of an investment security in the nine month period ended October 31, 2003. No investment securities matured in the period ended October 31, 2004.

Net cash flow from financing activities decreased from $10.4 million in the nine months ended October 31, 2003 to $0.7 million for the nine months ended October 31, 2004. Cash flows from financing activities during the nine months ended October 31, 2003 were primarily attributable to the approximately $11.6 million net proceeds received from the private placement of common stock during that period. No private placement of equity was closed during the nine month period ended October 31, 2004.

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

We derive the bulk of our total revenues from sales by distributors and resellers of our products. During the three months ended October 31, 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 80% and 89% of our total revenues, respectively, and during the nine months ended October 31, 2004 and 2003, revenues and sales through distributors and value-added resellers represented approximately 85% and 87% of our total revenues, respectively. We expect that our revenues will continue to depend, in part, on the performance of these distributors and value-added resellers.

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

In the first nine months of fiscal 2005 and in fiscal 2004, approximately 33% and 56% of our revenues, respectively, were derived from sales to government entities and academic institutions. Sales to government entities and academic institutions present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Many of our competitors may also have existing relationships with the resellers who we use to sell our products and/or with our potential customers. In addition, some of our competitors currently combine their products with other companies’ or their own networking and security products to compete with our products. These competitors also often combine their sales and marketing efforts to compete with our products. This competition may result in reduced prices and longer sales cycles for our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

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

Product returns can occur when we introduce upgrades and new versions of products or when end-users return our products, subject to various contractual limitations. Generally, end-users may return our products for a full refund within a reasonably short period from the date of purchase. In addition, certain of our customers have a limited contractual right to subject our products to acceptance testing upon delivery of the product by us. If the product fails an acceptance test, the purchasing customer generally may return the product for a full refund of the purchase price, subject to certain limitations. We have a limited history with which to estimate future returns. Future returns could exceed the reserves we have established for product returns, which could have a material adverse effect on our operating results.

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

As of October 31, 2004, we used two third parties to manufacture sub-assemblies of our products, and we purchased our components on a purchase order basis. If we cannot continue our arrangements with these contract manufacturers, and if we cannot establish an arrangement with at least one contract manufacturer who agrees to manufacture our sub-assemblies on terms acceptable to us, we may not be able to produce and ship our products, and our business will suffer. If we fail to manage our relationships with our contract manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed.

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

Our officers and directors own the majority of our outstanding stock and could control the outcome of actions.

Our executive officers and directors, in the aggregate, owned the majority of our outstanding shares of common stock as of October 31, 2004. These stockholders, if acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Shares of common stock eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in private placements prior to December 2002 may currently be resold in reliance on Rule 144 of the Securities Act of 1933. In addition, the 1,995,833 shares issued in the private placement completed in November 2003 may be resold, which may have a negative impact on the market price of our common stock. Certain holders of shares of our common stock issued in our October 2002 private placement have the right to require us to register the resale of those shares at any time. Any such registration will result in additional shares being sold in the market, which could also have a negative impact on the market price of our common stock.

As our business activities expand internationally, we face risks and challenges that could adversely impact us.

In the last year, we have expanded our sales and operating activities to locations outside of the United States, including throughout EMEA and the Asia/Pacific region. Among other activities, we conduct sales and customer support operations directly and indirectly through our distributors and value added resellers in these locations. For example, during each of the three and nine months ended October 31, 2004, approximately 18% and 14%, respectively, of our revenues were attributable to sales to customers outside of the United States.

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

As of October 31, 2004, we had approximately $28.2 million in cash and cash equivalents on hand and a $1.4 million certificate of deposit. In July 2004, we amended our loan and security agreement in order to, among other things, establish an additional equipment term loan facility, extend the maturity date of the revolving loan facility and increase the amount we may borrow under the revolving loan facility. Under the new equipment term loan facility, we can borrow up to $4 million for additional purchases of equipment and software approved by the bank. Under the amended revolving loan facility, we can borrow up to $10 million for working capital purposes, subject to availability under a borrowing base. As of October 31, 2004, we had borrowed approximately $0.5 million under our original equipment term loan facility, $1.0 million under our new equipment term loan facility and had not borrowed any amount under the amended revolving loan facility. We may need to raise additional funds at any time, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment in the event we need to raise additional funds.

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

We are exposed to interest rate risk primarily through our loan facilities, which accrue interest at a floating rate. If our effective interest rate under our loan facilities were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $15,000, based on the average balances utilized under our loan facilities during the period ended October 31, 2004. We did not experience a material impact from interest rate risk during the three months ended October 31, 2004.

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

We maintain a set of disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of October 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2004, the design and operation of these disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth in Note 4 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 29, 2001.	10-Q	November 9, 2001

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 25, 2004.	10-Q	September 1, 2004

3.3	Restated Bylaws adopted by the Board of Directors on August 22, 2002.	10-Q	September 6, 2002

3.4	Amendment to Restated Bylaws adopted by the Board of Directors on November 19, 2003.	S-3/A	January 9, 2004

4.1	Specimen Certificate for Common Stock.	10-K	March 27, 2002

4.2	Registration Rights Agreement among TippingPoint Technologies, Inc. and the purchasers of its capital stock dated October 2, 2002	8-K	October 4, 2002

10.1	Second Amended and Restated 2000 Employee Stock Purchase Plan.			X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).			X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).			X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).			X

(b) Current Reports on Form 8-K:

On August 23, 2004, TippingPoint furnished a Current Report on Form 8-K in which we disclosed, pursuant to Items 2.02 and 9.01 of Form 8-K, that we had issued a press release announcing our results of operations for the quarter ended July 31, 2004.

We neither filed nor furnished any other reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPPINGPOINT TECHNOLOGIES, INC.

Date: December 10, 2004	/s/ ADAM CHIBIB
Adam Chibib Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.1	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 29, 2001.	10-Q	November 9, 2001

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 25, 2004.	10-Q	September 1, 2004

3.3	Restated Bylaws adopted by the Board of Directors on August 22, 2002.	10-Q	September 6, 2002

3.4	Amendment to Restated Bylaws adopted by the Board of Directors on November 19, 2003.	S-3/A	January 9, 2004

4.1	Specimen Certificate for Common Stock.	10-K	March 27, 2002

4.2	Registration Rights Agreement among TippingPoint Technologies, Inc. and the purchasers of its capital stock dated October 2, 2002	8-K	October 4, 2002

10.1	Second Amended and Restated 2000 Employee Stock Purchase Plan.			X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).			X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).			X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).			X